Form 10-Q
period 1996-03-31
DNX CORP
filed 1996-05-09
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.


                             Commission File Number
                                    0-19659

                                DNX CORPORATION
             (Exact name of registrant as specified in its charter)


                         Delaware                                      22-2877973
            (State or other jurisdiction of                         (I.R.S. Employer
            incorporation or organization)                          Identification No.)


575 Route 28, Raritan, New Jersey                                        08869
(Address of principal executive offices)                               (Zip Code)

 Registrant's telephone number, including area code:             (908) 722-7900


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No _________

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    Common Stock $0.01 par value                               8,619,592
                                                       Outstanding at May 1, 1996

                        DNX CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I.    FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                         --------
    Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995                                              3

    Consolidated Statements of Operations -
           for the three months ended March 31, 1996 and 1995                                4

    Consolidated Statement of Stockholders' Equity -
           for the three months ended March 31, 1996                                         5

    Consolidated Statements of Cash Flows -
           for the three months ended March 31, 1996 and 1995                                6

    Notes to Consolidated Financial Statements                                               7

    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                             8 - 14


PART II.   OTHER INFORMATION                                                                 15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        DNX CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      March 31, 1996 and December 31, 1995
               (in thousands except share and per share amounts)

                      Assets                                        March 31, 1996              December 31, 1995
                      -------                                       --------------              -----------------
                                                                      (unaudited)
Current assets
  Cash and cash equivalents                                         $   15,469                       20,042
  Short-term investments                                                 5,385                        1,001
  Trade accounts receivable, net                                         6,456                        7,662
  Prepaid expenses and other current assets                              1,328                        1,351
                                                                    ----------                    ---------
         Total current assets                                           28,638                       30,056


Property, plant and equipment, net                                      16,156                       16,935
Intangible assets, net                                                     996                        1,035
Other assets                                                                46                           44
Restricted cash                                                            750                          777
                                                                    ----------                    ---------
                                                                    $   46,586                       48,847
                                                                    ==========                    =========

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities
  Short-term borrowings                                                    777                        1,399
  Current portion of long-term debt                                        607                          744
  Accounts payable                                                       1,883                        2,100
  Accrued expenses                                                       2,735                        2,992
  Deferred revenue                                                       2,782                        3,456
                                                                    ----------                    ---------
         Total current liabilities                                       8,784                       10,691

Long-term debt, excluding current portion                                7,764                        7,830
Deferred income taxes                                                    1,954                        2,045
Other liabilities                                                          943                          948
                                                                    ----------                    ---------
         Total liabilities                                              19,445                       21,514
                                                                    ----------                    ---------


Stockholders' equity
  Serial preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares issued and outstanding               --                           --
  Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 8,619,548 in 1996
         and 8,606,194 in 1995                                              86                           86
  Additional paid-in capital                                            57,021                       57,000
  Translation adjustment                                                   864                        1,095
  Accumulated deficit                                                  (30,830)                     (30,848)
                                                                    ----------                    ---------
         Total stockholders' equity                                     27,141                       27,333
                                                                    ----------                    ---------


  Commitments and contingencies
                                                                    $   46,586                       48,847
                                                                    ==========                    =========

                        DNX CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   Three months ended March 31, 1996 and 1995
                    (in thousands expect per share amounts)
                                  (unaudited)



                                                                        Three months ended March 31,
                                                                      1996                      1995
                                                                      ----                      ----
Revenues:
         Commercial services                                        $  7,001                     6,637
         License fees and other contracts                                119                       330
                                                                    --------                  --------
                                                                       7,120                     6,967
                                                                    --------                  --------

Operating expenses:
         Cost of commercial services                                   5,556                     5,351
         Research and development                                        104                       285
         General, administrative and marketing                         1,532                     1,470
                                                                    --------                  --------
                                                                       7,192                     7,106
                                                                    --------                  --------

                          Loss from operations                           (72)                     (139)
                                                                    --------                   -------


Other income (expense):
         Interest income                                                 313                        97
         Interest expense                                               (178)                     (217)
         Other                                                            84                       222
                                                                    --------                   -------
                                                                         219                       102
                                                                    --------                   -------

         Income (loss) before equity in net loss of Nextran and
             income taxes                                                147                       (37)

Equity in net loss of Nextran                                             -                      1,301

Provision for income taxes                                               129                        69
                                                                    --------                  --------

                          Net income (loss)                         $     18                    (1,407)
                                                                    ========                  ========


Earnings (loss) per common and common
    equivalent share                                                $   0.00                     (0.16)
                                                                    ========                    ======


Shares used in computing per share amounts                             9,142                     8,788
                                                                    ========                  ========



See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                       Three months ended March 31, 1996
                          (in thousands except shares)
                                  (unaudited)


                                               Additional                                          Total
                                 Common         paid-in       Translation      Accumulated     stockholders'
                                  stock         capital       adjustment          deficit         equity
                                  -----         -------       ----------          -------         ------
Balance, December 31, 1995        $   86         57,000         1,095           (30,848)          27,333


Issuance of 10,059 shares
   of common stock upon
   exercise of stock options          --              6            --                --                6


Issuance of 3,295 shares
   of common stock pursuant
   to 401(k) plan                     --             15            --                --               15

Translation adjustment                --             --          (231)               --             (231)


Net income                            --             --            --                18               18

                                  -------        ------         -----           -------           ------

Balance, March 31, 1996           $    86        57,021           864           (30,830)          27,141
                                  =======        ======         =====           =======           ======



See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   Three months ended March 31, 1996 and 1995
                                 (in thousands)
                                  (unaudited)

                                                                                 Three months ended
                                                                                      March 31,
                                                                               1996               1995
                                                                               ----               ----
Cash flows from operating activities:
    Net income (loss)                                                     $      18             (1,407)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Non-cash items:
            Depreciation and amortization                                       616                697
            Deferred income tax expense (benefit)                                18                (32)
            Gain on disposal of property, plant and equipment                    -                  (1)
            Amortization of premium on short term investments                    25                 14
            Noncash charges                                                      15                 29
            Equity in net loss of Nextran                                        -               1,301
       Change in operating assets and liabilities:
            Decrease in accounts receivable                                   1,006                862
            Increase in prepaid expenses and other current assets               (91)               (36)
            (Increase) decrease in other assets                                  (2)                72
            Increase (decrease) in accounts payable                            (112)                85
            Decrease in accrued expenses                                       (189)              (393)
            Decrease in deferred revenue                                       (608)              (973)
            Increase in other liabilities                                        14                 22
                                                                             ------            -------
                    Net cash provided by operating activities                   710                240
                                                                             ------            -------

Cash flows from investing activities:
    (Increase) decrease in restricted cash                                       27                (18)
    Purchase of property, plant and equipment                                  (131)              (340)
    Proceeds from disposal of property, plant and equipment                      -                   4
    Purchases of intangibles assets                                              (1)               (17)
    Purchases of short-term investments                                      (5,409)            (2,055)
    Proceeds from maturities of short-term investments                        1,000                 -
                                                                             ------            -------
                    Net cash used in investing activities                    (4,514)            (2,426)
                                                                             ------            -------

Cash flows from financing activities:
    Principal payments on short-term borrowings                                (590)                 -
    Principal payments on long-term debt                                       (201)              (192)
    Proceeds from stock options exercised                                         6                 -
                                                                             ------            -------
                    Net cash used in financing activities                      (785)              (192)
                                                                             ------            -------

Effect of exchange rate changes on cash                                          16                (41)
                                                                             ------             ------

Decrease in cash and cash equivalents                                        (4,573)            (2,419)

Cash and cash equivalents, beginning of period                               20,042              4,404
                                                                             ------            -------

Cash and cash equivalents, end of period                                  $  15,469              1,985
                                                                             ======            =======

Supplemental disclosure of cash flow information
    Cash paid during the period for:
       Interest                                                           $     181          $     215
       Income taxes                                                               7                 10
                                                                             ------            -------

See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                  (unaudited)



Note 1.  Statement of Accounting Presentation
         In the opinion of DNX Corporation and Subsidiaries (as defined below) (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of March 31, 1996, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The information set forth in the accompanying consolidated balance sheet as of December 31, 1995 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Interim results are not necessarily indicative of the results for the full year.

Note 2.  Earnings (Loss) Per Share
         Earnings (loss) per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the periods, plus when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants, and gives effect to certain adjustments as prescribed by Securities and Exchange Commission Staff Accounting Bulletin 83. Primary and fully-diluted earnings
(loss) per share are the same.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                GENERAL SUMMARY

         The Company is a contract research organization (CRO) whose principal activities consist of preclinical drug development services conducted through its two wholly-owned subsidiaries, Pharmakon Research International, Inc. (Pharmakon) and DNX Biotherapeutics, Inc. (DNX Biotherapeutics), currently doing business as DNX Transgenics (DNX Transgenics, together with Pharmakon, the Subsidiaries). Pharmakon is a CRO providing preclinical drug development and safety assessment services, including in vitro and in vivo toxicological, pharmacological and pharmacokinetics testing services, to the pharmaceutical, biotechnology, chemical and other industries through its United States operations and its European subsidiary, Pharmakon Europe. A primary component of Pharmakon's preclinical drug development services consists of specialty services such as general and safety pharmacology, continuous infusion techniques, immunology and immunotoxicology. DNX Transgenics is a specialty CRO using its proprietary transgenic animal technology by providing drug development services to the pharmaceutical, biotechnology and medical communities via the development of laboratory animal models that more closely mimic human biological processes than do conventional laboratory animal models for use in in vivo testing for drug discovery and development and in biomedical research.

         The Company also grants sublicenses of its proprietary Pronuclear DNA Microinjection technology, the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animals. These sublicenses entitle the Company to receive revenues consisting of fees and, in certain cases, royalties. Additionally, although the Company has sold its partnership interest in Nextran, in the event that Nextran develops and commercializes hemoglobin blood substitutes using technologies licensed to Nextran by the Company, the Company will receive royalty income.

         Pharmakon accounted for more than 95% of the Company's revenues for the years ended December 31, 1995 and 1994 and the three months ended March 31, 1996. Since the majority of Pharmakon Europe's revenues, which accounted for approximately 69% of the Company's revenues for the year ended December 31, 1995 and 70% of the Company's revenues for the three months ended March 31, 1996, are denominated in French Francs, fluctuations in the exchange rate between the French Franc and the U.S. dollar have an effect on the Company's operating results.

FORMATION AND SALE OF NEXTRAN

         On August 29, 1994, DNX Biotherapeutics entered into a Joint Venture Agreement (the Joint Venture Agreement) with Baxter Transplant Holdings (Holdings), a wholly-owned subsidiary of Baxter Healthcare Corporation (Baxter), which is a subsidiary of Baxter International, Inc., to form Nextran, a Delaware general partnership, in which DNX Biotherapeutics had a 30% partnership interest and Holdings has a 70% partnership interest. Pursuant to the terms of the Purchase Agreement dated September 22, 1995, as amended, DNX Biotherapeutics consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc. ("Acquisition"), a wholly-owned subsidiary Baxter, for a cash purchase price of $18 million. See
Note 6 of the Notes to Consolidated Financial Statements contained in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995.


                             RESULTS OF OPERATIONS

REVENUES

         Revenues were $7,120,000 for the three months ended March 31, 1996 versus $6,967,000 for the same period in 1995. The increase in revenues was primarily due to an increase in business activity in preclinical drug development services in both the European and U.S. marketplaces. Additionally, revenue for the three months ended March 31, 1995 included approximately $200,000 of revenue, classified as license fees and other contracts, primarily from a government contract that was terminated in 1995. During fiscal 1995, revenues were negatively impacted primarily as a result of reduced research and development activity requiring preclinical development services relating to (i) government price control pressures on pharmaceutical companies, (ii) increased consolidation in the pharmaceutical industry causing delays in decisions that effected preclinical drug development efforts and (iii) a difficult financial environment (from 1993 through mid-1995) for biotechnology companies requiring those companies to allocate cash resources to existing drug candidates rather than developing new candidates which would require preclinical services. As evidenced by the increased revenue in the first quarter of 1996 versus the previous three quarters in 1995 and although the Company has been notified that an existing services agreement with a significant customer will be discontinued in the second half of 1996, the Company continues to believe that such decline in activity in 1995 described above will be short-term and not indicative of the long-term environment. However, there can be no assurance that such short-term factors will continue to improve or that revenues will continue to increase for the remainder of 1996.

OPERATING EXPENSES

         Cost of commercial services was $5,556,000 or 79% of commercial service revenues for the three months ended March 31, 1996 and $5,351,000 or 81% of commercial service revenues for the same period in 1995. The increase in these costs for the three months ended March 31, 1996 versus the same period in 1995 was primarily due to (i) increased business activity, which resulted in an increase in variable costs such as materials and supplies, and (ii) an increase in commercial service activity associated with DNX Transgenics. The decrease in these costs as a percent of revenues is due to the leveraging of a base cost structure of management and scientific personnel, equipment and facilities which supported a higher level of business in the first three months of 1996 than experienced during the same period in 1995.

         Research and development expenses decreased 64% to $104,000 for the three month period ended March 31, 1996 from $285,000 for the same period in 1995. The decrease in expenses was primarily the result of the shift in the strategic focus of DNX

Transgenics from the internal development of transgenic animal models to providing specialty drug development services.

         General, administrative and marketing expenses were $1,532,000 for the three months ended March 31, 1996 versus $1,470,000 for the same period 1995. The increase in expenses was primarily the result of increased marketing and business development expenses.

OTHER INCOME (EXPENSE)

         Other income (expense) amounted to $219,000 for the three months ended March 31, 1996 versus $102,000 for the same period last year. The increase in other income for 1996 as compared to 1995 is primarily the result of (i) the increase in cash available for investment and (ii) the decrease in interest expense as a result of the decrease in the prime rate. See "Liquidity and Capital Requirements - Debt." Additionally, in the first quarter of 1995, the Company transferred its lease obligation on the former Plainsboro pilot plant facility to a third party and sold certain equipment associated with this facility to the same party for a total of $600,000 to be paid in monthly installments through September 1996. Other income for the three months ended March 31, 1996 and 1995 includes income of $75,000 and $202,000, respectively, associated with the transactions for this facility.

EQUITY IN NET LOSS OF NEXTRAN

    As a result of the sale of its partnership interest in Nextran in September 1995, the Company no longer records a share of Nextran's financial results of operations in its consolidated financial statements. Prior to September 30, 1995, as a result of its minority equity ownership in Nextran, the Company recorded its share of Nextran's financial results in its consolidated financial statements based on the equity method of accounting. For the three months ended March 31, 1995, the Company's share of Nextran's loss amounted to $1,301,000.

TAXES

         The Company's Pharmakon Europe subsidiary is subject to foreign income taxes under French tax laws on the profits generated in France. The French corporate income tax rate is expected to be approximately 37% in 1996. For the three months ended March 31, 1996 and 1995, the Company recorded income tax expense of $129,000 and $69,000, respectively, due to operating results generated by Pharmakon Europe.

         The impact from United States federal and state income taxes is currently not significant due to the Company's available net operating loss carryforwards. At December 31, 1995, the Company had available net operating loss carryforwards of approximately $20,318,000 for United States federal and state income tax purposes. Such loss carry forwards expire through 2009 and 2001, respectively. The Company also has research and development tax credit carryforwards of approximately $2,982,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2010. The Company has alternative minimum tax credit carryforwards of approximately

$200,000 for federal income tax purposes which are available to reduce federal income taxes, if any. These tax credits have an unlimited carryforward period.


                       LIQUIDITY AND CAPITAL REQUIREMENTS

CASH RESERVES

         The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements, (ii) its cash reserves and (iii) its available lines of credit. As of March 31, 1996, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments and restricted cash) of $21,604,000. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. While the Company generated $710,000 from operating activities during the first three months of 1996, the Company's cash reserves decreased by $216,000 primarily due to repayment of short-term borrowings and payments on long- term debt.

DEBT

         In December 1992, Pharmakon acquired Pharmakon Europe through a stock purchase. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Pharmakon Notes"). The remaining unpaid principal balance as of March 31, 1996 of $5,000,000 will be paid in December 1997. The payment of the Pharmakon Notes is secured by a pledge of the capital stock of Pharmakon Europe, a pledge of certain assets of Pharmakon, a guarantee by the Company and a security interest in fees and royalties payable to the Company under sublicenses of its proprietary DNA Microinjection Technology. The Pharmakon Notes require prepayments in specified amounts upon the Company selling any of its shares of common stock of Pharmakon. The promissory notes contain various covenants, the most restrictive of which prohibit the payment of dividends by Pharmakon to the Company and the sale of any Pharmakon Europe assets that are not made in the ordinary course of business.

         In connection with the construction of its new U.S. facility, Pharmakon secured (i) a $1.5 million 15-year mortgage with a bank and (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are also secured by mortgages on the property acquired. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of March 31, 1996. If the Company achieves certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

         In March 1993, DNX Biotherapeutics obtained a $3.0 million debt financing facility from a bank in the form of an equipment line of credit which is guaranteed by the Company. In connection with the curtailment of the blood substitute program in 1993, DNX Biotherapeutics discontinued borrowings under this line of credit and is paying the principal balance of $353,000 outstanding on March 31, 1996 in monthly installments through January 1997. The loan is secured by a security interest in the equipment acquired and the payments due to the Company under the installment sale of certain equipment associated with the transfer of the lease obligation on the former Plainsboro pilot plant facility. In connection with the formation of Nextran, the Company entered into a services/lease agreement whereby Nextran leases 49% of the equipment subject to this loan and makes monthly payments to the Company equal to Nextran's proportionate share of the monthly payment due under this loan based on the equipment.

         In May 1994, Pharmakon obtained a $500,000 equipment loan from a Pennsylvania agency secured by certain of the equipment required in connection with the expansion of Pharmakon's United States operations. The loan is payable in equal monthly installments through June 2001. As of March 31, 1996, $288,000 of the proceeds from this equipment loan remains in escrow pending the purchase of specified equipment and is classified as restricted cash. The funding period for this loan ended on December 31, 1995. These remaining proceeds were returned to the Pennsylvania agency in April 1996.

         Pharmakon Europe has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($2.1 million at the exchange rates in effect March 31, 1996). At December 31, 1995, there were short-term borrowings outstanding under these facilities in the amount of 6.9 million French Francs which, as of March 31, 1996, has been reduced to 3.9 million French Francs ($777,000 at the exchange rate in effect on March 31, 1996).

CAPITAL REQUIREMENTS

         The Company believes that with its current financial resources it has the ability to meet its working capital requirements on an ongoing basis for the foreseeable future. The Company anticipates that its future capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for preclinical drug
development services from the pharmaceutical and biotechnology industries.   In
addition, a $5,000,000 payment on the principal balance of the Pharmakon Notes will be due in December 1997. Additionally, the Company from time to time is engaged in discussions regarding strategic acquisitions of other organizations providing various drug development services and may finance such acquisition with its existing cash resources or by additional public or private debt or equity financings or through the issuance of stock. In the event the Company pursues any such acquisition which requires financing, there can be no assurance that such financing will be available to the Company or if available, that it will be available on acceptable terms. Also, there can be no assurance that the Company will consummate such a transaction or obtain any such financing, or if consummated, that such financing arrangements will satisfy a material portion of the Company's capital needs.

         As a former general partner of Nextran, the Company remains obligated with respect to certain environmental representations and warranties which expire on August 29, 1997. Such representations and warranties are also limited by certain financial indemnification provisions.

         The Company's working capital and other capital requirements will depend on numerous factors, including among others: success in increasing the Company's revenues and managing its operating subsidiaries, Pharmakon and DNX Transgenics; success in licensing the Company's DNA Microinjection technology; the exchange rate between the United States dollar and the French Franc in the event funds from the Company's Pharmakon Europe operation are needed to meet capital requirements of the Company's U.S. operations; the level of Company resources devoted to marketing and administration; technological advances; and the status of competitors.

EXCHANGE RATE FLUCTUATIONS

         The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of Pharmakon Europe's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from such subsidiary. Based on the assumption that Pharmakon Europe continues to represent a significant portion of the business of the Company, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the Company's revenues and an unfavorable impact on the Company's operating expenses due to the effect of such currency translation on Pharmakon Europe's operating results; however, the appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses. The Company does not currently hedge its currency translation exposure.

         Contracts between Pharmakon Europe and its clients are generally denominated in French Francs. Because substantially all of Pharmakon Europe's expenses, such as salaries, services, materials and supplies, are paid in French Francs, its expenses are not materially affected by fluctuations in exchange rates. However, given that the majority of Pharmakon Europe's clients and competitors are located outside of France, exchange rate fluctuations may materially impact contract prices and therefore may materially impact the results of operations of Pharmakon Europe and the Company.

         The results of operations of Pharmakon Europe denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                                       French Franc                U.S. dollar per
              Period                 per U.S. dollar                 French Franc
              ------                 ---------------                 ------------
         1st quarter 1995                  5.1602                        .1938
         2nd quarter 1995                  4.9161                        .2034
         3rd quarter 1995                  4.9393                        .2025
         4th quarter 1995                  4.9232                        .2031

         1st quarter 1996                  5.0384                        .1985

The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal.

ACCUMULATED DEFICIT

         Since its inception in 1988 until the formation and subsequent sale of its partnership interest in Nextran in 1995, the Company has expended substantial funds for research and development and capital expenditures. A significant portion of such expenditures were made to support DNX
Biotherapeutics' organ transplantation and blood substitute research and development programs, which programs were transferred to the Nextran partnership. Historically, these programs have accounted for a substantial portion of the Company's accumulated deficit.

NEW ACCOUNTING PRONOUNCEMENT

          In October 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 presents companies with the alternative of retaining the current accounting for stock-based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted during the year. Companies that do not adopt the fair value based method of accounting will be required to adopt the disclosure provisions of SFAS 123 for the year ending December 31, 1996. The Company expects to continue applying its current accounting principles and upon adoption in 1996 will present the required footnote disclosures.

INFLATION

          The Company believes that inflation has not had a material impact on its results of operations.

                         PART II.    OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


         a.      Exhibits

                 11.1 Statement Re: computation of earning (loss) per share.

                 27     Financial Data Schedule


         b.      Reports on Form 8-K

                 None.

                                DNX CORPORATION

                                   SIGNATURES



         The financial information furnished herein has not been audited. However in the opinion of management, all significant adjustments necessary for a fair presentation for the three month periods ended March 31, 1996 and 1995, have been included.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:        May 9, 1996                           DNX CORPORATION



                                                   /s/ John G. Cooper
                                                   -------------------------------------------
                                                   John G. Cooper
                                                   Vice President, Chief Financial Officer
                                                        and Treasurer
                                                   (Duly Authorized Officer and Chief
                                                        Accounting Officer)