Form 10-Q
period 1996-06-30
DNX CORP
filed 1996-08-14
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


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
Yes X No
   --   --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock $0.01 par value                    8,707,307
                                           Outstanding at August 14, 1996

                        DNX CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.    FINANCIAL INFORMATION                                           PAGE NO.
                                                                           --------
     Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                                3

     Consolidated Statements of Operations -
           for the three and six months ended
           June 30, 1996 and 1995                                             4

     Consolidated Statement of Stockholders' Equity -
           for the six months ended June 30, 1996                             5

     Consolidated Statements of Cash Flows -
           for the six months ended June 30, 1996 and 1995                    6

     Notes to Consolidated Financial Statements                               7

     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8 - 14


PART II.   OTHER INFORMATION                                                 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        DNX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1995
                (in thousands except share and per share amounts)

                        Assets                                  June 30, 1996 December 31, 1995
                        ------                                  ------------- -----------------
                                                                 (unaudited)
Current assets
    Cash and cash equivalents                                      $ 14,676        20,042
    Short-term investments                                            5,247         1,001
    Trade accounts receivable, net                                    7,481         7,662
    Prepaid expenses and other current assets                         1,124         1,351
                                                                   --------       -------
         Total current assets                                        28,528        30,056

Property, plant and equipment, net                                   15,651        16,935
Intangible assets, net                                                  976         1,035
Other assets                                                            414            44
Restricted cash                                                         460           777
                                                                   --------       -------
                                                                   $ 46,029        48,847
                                                                   ========       =======

         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities
    Short-term borrowings                                               347         1,399
    Current portion of long-term debt                                   397           744
    Accounts payable                                                  2,403         2,100
    Accrued expenses                                                  3,016         2,992
    Deferred revenue                                                  2,364         3,456
                                                                   --------       -------
         Total current liabilities                                    8,527        10,691

Long-term debt, excluding current portion                             7,467         7,830
Deferred income taxes                                                 1,843         2,045
Other liabilities                                                       926           948
                                                                   --------       -------
         Total liabilities                                           18,763        21,514
                                                                   --------       -------
Stockholders' equity
    Serial preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares issued and outstanding           --            --
    Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 8,707,182 in 1996
         and 8,606,194 in 1995                                           87            86
    Additional paid-in capital                                       57,125        57,000
    Translation adjustment                                              662         1,095
    Accumulated deficit                                             (30,608)      (30,848)
                                                                   --------       -------
         Total stockholders' equity                                  27,266        27,333
                                                                   --------       -------


    Commitments and contingencies

                                                                   $ 46,029        48,847
                                                                   ========       =======

See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Three and six months ended June 30, 1996 and 1995
                     (in thousands expect per share amounts)
                                   (unaudited)

                                                       Three months ended June 30,  Six months ended June 30,
                                                          1996           1995         1996           1995
                                                         -------       -------       -------       -------
Revenues:
         Commercial services                             $ 7,319         6,413        14,320        13,050
         License fees and other contracts                    127           206           246           536
                                                         -------       -------       -------       -------
                                                           7,446         6,619        14,566        13,586
                                                         -------       -------       -------       -------
Operating expenses:
         Cost of commercial services                       5,719         5,387        11,275        10,738
         Research and development                            132           236           236           521
         General, administrative and marketing             1,494         1,324         3,026         2,794
                                                         -------       -------       -------       -------
                                                           7,345         6,947        14,537        14,053
                                                         -------       -------       -------       -------

                  Income (loss) from operations              101          (328)           29          (467)
                                                         -------       -------       -------       -------


Other income (expense):
         Interest income                                     268            74           581           161
         Interest expense                                   (156)         (204)         (334)         (411)
         Other                                                88           130           172           352
                                                         -------       -------       -------       -------
                                                             200          --             419           102
                                                         -------       -------       -------       -------
         Income (loss) before equity in net loss of
           Nextran and income taxes                          301          (328)          448          (365)

Equity in net loss of Nextran                               --             880          --           2,181

Provision (benefit) for income taxes                          79           (65)          208             4
                                                         -------       -------       -------       -------
                           Net income (loss)             $   222        (1,143)          240        (2,550)
                                                         =======       =======       =======       =======


Earnings (loss) per common and common
equivalent share:
     Primary                                             $  0.02         (0.13)         0.03         (0.29)
                                                         =======       =======       =======       =======
     Fully Diluted                                       $  0.02         (0.13)         0.03         (0.29)
                                                         =======       =======       =======       =======


Shares used in computing per share amounts
     Primary                                               9,311         8,797         9,223         8,792
                                                         =======       =======       =======       =======
     Fully Diluted                                         9,384         8,797         9,411         8,792
                                                         =======       =======       =======       =======



See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                         Six months ended June 30, 1996
                          (in thousands except shares)
                                   (unaudited)

                                          Additional                                 Total
                                 Common    paid-in   Translation  Accumulated     stockholders'
                                 stock     capital   adjustment     deficit         equity
                                 -----     -------   ----------     -------         ------
Balance, December 31, 1995        $86      57,000       1,095       (30,848)       27,333

Issuance of 93,496 shares
   of common stock upon
   exercise of stock options
   and warrants                     1          85          --            --            86

Issuance of 7,492 shares
   of common stock pursuant
   to 401(k) plan                  --          40          --            --            40

Translation adjustment             --          --        (433)           --          (433)

Net income                         --          --          --           240           240
                                  ---      ------      ------       -------       -------
Balance, June 30, 1996            $87      57,125         662       (30,608)       27,266
                                  ===      ======      ======       =======       =======






See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1996 and 1995
                                 (in thousands)
                                   (unaudited)

                                                                                       Six months ended
                                                                                          June 30,
                                                                                     1996          1995
                                                                                   --------       ------
Cash flows from operating activities:
     Net income (loss)                                                             $    240       (2,550)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
        Non-cash items:
             Depreciation and amortization                                            1,237        1,403
             Deferred income tax expense (benefit)                                        7          (49)
             Gain (loss) on disposal of property, plant and equipment                    (3)           4
             Amortization of premium on short-term investments                          163           36
             Noncash charges                                                             40           55
             Equity in net loss of Nextran                                              -          2,181
        Change in operating assets and liabilities:
             (Increase) decrease in accounts receivable                                 (93)         206
             (Increase) decrease in prepaid expenses and other current assets            20         (332)
             (Increase) decrease in other assets                                       (370)          67
             Increase in accounts payable                                               409           19
             Increase (decrease) in accrued expenses                                    140       (1,398)
             Decrease in deferred revenue                                              (986)      (1,160)
             Increase in other liabilities                                               14           42
                                                                                   --------       ------
                     Net cash provided by (used in) operating activities                818       (1,476)
                                                                                   --------       ------
Cash flows from investing activities:
     (Increase) decrease in restricted cash                                             317          954
     Purchase of property, plant and equipment                                         (519)        (556)
     Proceeds from disposal of property, plant and equipment                             36            4
     Purchases of intangibles assets                                                    (18)         (17)
     Purchases of short-term investments                                             (5,409)      (2,055)
     Proceeds from maturities of short-term investments                               1,000          -
                                                                                   --------       ------
                     Net cash used in investing activities                           (4,593)      (1,670)
                                                                                   --------       ------
Cash flows from financing activities:
     Principal payments on short-term borrowings                                     (1,005)         727
     Proceeds from borrowings of long-term debt                                         -             61
     Principal payments on long-term debt                                              (705)        (384)
     Proceeds from stock options exercised                                               86            8
                                                                                   --------       ------
                     Net cash provided by (used in) financing activities             (1,624)         412
                                                                                   --------       ------
Effect of exchange rate changes on cash                                                  33          (54)
                                                                                   --------       ------
Decrease in cash and cash equivalents                                                (5,366)      (2,788)
Cash and cash equivalents, beginning of period                                       20,042        4,404
                                                                                   --------       ------
Cash and cash equivalents, end of period                                           $ 14,676        1,616
                                                                                   ========       ======
Supplemental disclosure of cash flow information Cash paid during the period for:
        Interest                                                                   $    329          425
        Income taxes                                                                      7          810
                                                                                   --------       ------

See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (unaudited)

Note 1.  Statement of Accounting Presentation
         ------------------------------------

         In the opinion of DNX Corporation and Subsidiaries (as defined below) (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of June 30, 1996, and the consolidated results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995. The consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The information set forth in the accompanying consolidated balance sheet as of December 31, 1995 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Interim results are not necessarily indicative of the results for the full year.

Note 2.  Earnings (Loss) Per Share
         -------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL SUMMARY

         The Company is a contract research organization ("CRO") whose principal activities consist of preclinical drug development services conducted through its two wholly-owned subsidiaries, Pharmakon Research International, Inc. ("Pharmakon") and DNX Biotherapeutics, Inc. ("DNX Biotherapeutics"), currently doing business as DNX Transgenics ("DNX Transgenics," together with Pharmakon, the "Subsidiaries"). Pharmakon provides preclinical drug development and safety assessment services, including in vitro and in vivo toxicological, pharmacological and pharmacokinetics testing services, to the pharmaceutical, biotechnology, chemical and other industries through its United States operations and its European subsidiary, Pharmakon Europe. A primary component of Pharmakon's preclinical drug development services consists of specialty services such as general and safety pharmacology, continuous infusion techniques, immunology and immunotoxicology. DNX Transgenics uses its proprietary transgenic animal technology to provide drug development services to the pharmaceutical, biotechnology and medical communities via the development of laboratory animal models that more closely mimic human biological processes than do conventional laboratory animal models for use in in vivo testing for drug discovery and development and in biomedical research.

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

         Pharmakon accounted for more than 95% of the Company's revenues for the years ended December 31, 1995 and 1994 and the six months ended June 30, 1996. Since the majority of Pharmakon Europe's revenues, which accounted for approximately 69% of the Company's revenues for the year ended December 31, 1995 and 67% of the Company's revenues for the six months ended June 30, 1996, are denominated in French Francs, fluctuations in the exchange rate between the French Franc and the U.S. dollar have an effect on the Company's operating results.

FORMATION AND SALE OF NEXTRAN
- -----------------------------

         On August 29, 1994, DNX Biotherapeutics entered into a Joint Venture Agreement (the "Joint Venture Agreement") with Baxter Transplant Holdings ("Holdings"), a wholly-owned subsidiary of Baxter Healthcare Corporation ("Baxter"), which is a subsidiary of Baxter International, Inc., to form Nextran, a Delaware general partnership, in which DNX Biotherapeutics had a 30% partnership interest and Holdings has a 70% partnership interest. Pursuant to the terms of the Purchase Agreement, dated

September 22, 1995, as amended, DNX Biotherapeutics consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc. ("Acquisition"), a wholly-owned subsidiary of Baxter, for a cash purchase price of $18 million. See Note 6 of the Notes to Consolidated Financial Statements contained in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

                              RESULTS OF OPERATIONS

REVENUES
- --------

         Revenues were $7,446,000 for the three months ended June 30, 1996 versus $6,619,000 for the same period in 1995, an increase of 12.5%. Revenues were $14,566,000 for the six months ended June 30, 1996 versus $13,586,000 for the same period in 1995, an increase of 7.2%. The increase in revenues for the three and six month periods ended June 30, 1996 as compared to the same periods in 1995 was primarily due to an increase in business activity in preclinical drug development services in both the European and U.S. marketplaces. The Company believes the increase in business activity is a result of the improvement in the pharmaceutical industry outsourcing trends and expanded cash reserves within the biotechnology sector. Additionally, revenue for the six months ended June 30, 1995 included approximately $275,000 of revenue, classified as license fees and other contracts, primarily from a government contract that was terminated in 1995.

OPERATING EXPENSES
- ------------------

         Cost of commercial services was $5,719,000 or 78% of commercial service revenues for the three months ended June 30, 1996 and $5,387,000 or 84% of commercial service revenues for the same period in 1995. For the six months ended June 30, 1996, cost of commercial services was $11,275,000 or 79% of commercial service revenues and $10,738,000 or 82% of commercial services revenue for the same period in 1995. The increase in these costs for the three and six month periods ended June 30, 1996 versus the same periods in 1995 was primarily due to (i) increased business activity, which resulted in an increase in variable costs such as materials and supplies, and (ii) an increase in commercial service activity associated with DNX Transgenics. The decrease in these costs as a percent of revenues is due to the leveraging of a base cost structure of management and scientific personnel, equipment and facilities which supported a higher level of business in the first six months of 1996 than experienced during the same period in 1995.

         Research and development expenses decreased 44% to $132,000 for the three month period ended June 30, 1996 from $236,000 for the same period in 1995. For the six month periods ended June 30, 1996 and 1995, research and development expense decreased 55% to $236,000 from $521,000, respectively. The decrease in expenses was primarily the result of the shift in the strategic focus of DNX Transgenics from the internal development of transgenic animal models to providing commercial specialty drug development services.

         General, administrative and marketing expenses were $1,494,000 for the three months ended June 30, 1996 versus $1,324,000 for the same period in 1995. For the six month periods ended June 30, 1996 and 1995, these expenses were $3,026,000 and $2,794,000, respectively. The increase in expenses was primarily the result of increased marketing and business development expenses.

OTHER INCOME (EXPENSE)
- ----------------------

         Other income (expense) amounted to $200,000 for the three months ended June 30, 1996 versus $0 for the same period last year. For the six months ended June 30, 1996 and 1995, other income (expense) was $419,000 and $102,000, respectively. The increase in other income for 1996 as compared to 1995 is primarily the result of (i) the increase in cash available for investment and
(ii) the decrease in interest expense as a result of the decrease in interest rates applicable to the Company's debt instruments. Additionally, in the first quarter of 1995, the Company transferred its lease obligation on the former Plainsboro pilot plant facility to a third party and sold certain equipment associated with this facility to the same party for a total of $600,000 to be paid in monthly installments through September 1996. Other income for the six months ended June 30, 1996 and 1995 includes income of $150,000 and $326,000, respectively, associated with the transactions for this facility.

EQUITY IN NET LOSS OF NEXTRAN
- -----------------------------

     As a result of the sale of its partnership interest in Nextran in September 1995, the Company no longer records a share of Nextran's financial results of operations in its consolidated financial statements. Prior to September 30, 1995, as a result of its minority equity ownership in Nextran, the Company recorded its share of Nextran's financial results in its consolidated financial statements based on the equity method of accounting. For the three and six month periods ended June 30, 1995, the Company's share of Nextran's loss amounted to $880,000 and $2,181,000, respectively.

TAXES
- -----

         The Company's Pharmakon Europe subsidiary is subject to foreign income taxes under French tax laws on the profits generated in France. The 1996 French corporate income tax rate is approximately 37%. For the three and six months ended June 30, 1996, the Company recorded income tax expense of $79,000 and $208,000, respectively, as compared to income tax expense (benefit) of ($65,000) and $4,000 for the three and six months ended June 30, 1995, respectively, due to operating results generated by Pharmakon Europe.

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

                       LIQUIDITY AND CAPITAL REQUIREMENTS

CASH RESERVES
- -------------

         The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements, (ii) its cash reserves and (iii) its available lines of credit. As of June 30, 1996, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments and restricted cash) of $20,383,000. The Company invests its cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. During the first six months of 1996, while the Company generated $818,000 from operating activities, the Company's cash reserves decreased by $1,437,000 primarily due to reductions in the outstanding principal amounts of short-term borrowings and long-term debt totaling $1,710,000.

DEBT
- ----

         In December 1992, Pharmakon acquired Pharmakon Europe through a stock purchase. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Pharmakon Notes"). The remaining unpaid principal balance as of June 30, 1996 of $5,000,000 will be paid in December 1997. The payment of the Pharmakon Notes is secured by a pledge of the capital stock of Pharmakon Europe, a pledge of certain assets of Pharmakon, a guarantee by the Company and a security interest in fees and royalties payable to the Company under sublicenses of its proprietary DNA Microinjection Technology. The Pharmakon Notes require prepayments in specified amounts upon the Company selling any of its shares of common stock of Pharmakon. The promissory notes contain various covenants, the most restrictive of which prohibit the payment of dividends by Pharmakon to the Company and the sale of any Pharmakon Europe assets that are not made in the ordinary course of business.

         In connection with its new U.S. facility, in 1994 Pharmakon secured (i) a $1.5 million 15-year mortgage with a bank and (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are also secured by mortgages on the property acquired. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of June 30, 1996. If the Company achieves certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

         Pharmakon Europe has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($2.0 million at the exchange rates in effect June 30, 1996). At December 31, 1995, there were short-term borrowings outstanding under these facilities in the amount of 6.9 million French Francs ($1,399,000 at December 31, 1995) which, as of June 30, 1996, has been reduced to 1.8 million French Francs ($347,000 at the exchange rate in effect on June 30, 1996).

         In March 1993, DNX Biotherapeutics obtained a $3.0 million debt financing facility from a bank in the form of an equipment line of credit which is guaranteed by the Company. In connection with the curtailment of the blood substitute program in 1993, DNX Biotherapeutics discontinued borrowings under this line of credit and is paying the principal balance of $222,000 outstanding on June 30, 1996 in monthly installments through January 1997. The loan is secured by a security interest in the equipment acquired and the payments due to the Company under the installment sale of certain equipment associated with the transfer of the lease obligation on the former Plainsboro pilot plant facility. In connection with the formation of Nextran, the Company entered into a services/lease agreement whereby Nextran leases 49% of the equipment subject to this loan and makes monthly payments to the Company equal to Nextran's proportionate share of the monthly payment due under this loan based on the equipment.

         In May 1994, Pharmakon obtained a $500,000 equipment loan from a Pennsylvania agency secured by certain of the equipment required in connection with the expansion of Pharmakon's United States operations. The loan is payable in equal monthly installments through June 2001. The funding period for this loan ended on December 31, 1995. In April, 1996, $288,000, representing the unused proceeds from this equipment loan, was returned to the Pennsylvania agency.

CAPITAL REQUIREMENTS
- --------------------

         The Company believes that with its current financial resources it has the ability to meet its working capital requirements on an ongoing basis for the foreseeable future. The Company anticipates that its future capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for preclinical drug development services from the pharmaceutical and biotechnology industries. In addition, a $5,000,000 payment on the principal balance of the Pharmakon Notes will be due in December 1997. Additionally, the Company from time to time is engaged in discussions regarding strategic acquisitions of organizations providing various drug development services and may finance such acquisition with its existing cash resources or by additional public or private debt or equity financings or through the issuance of stock. In the event any such acquisition requires financing, there can be no assurance that such financing will be available to the Company or if available, that it will be available on acceptable terms. Also, there can be no assurance that the Company will consummate such a transaction or obtain any such financing, or if consummated, that such financing arrangements will satisfy a material portion of the Company's capital needs. Although the Company continually evaluates potential acquisitions and related opportunities for growth, and is in the final stages of negotiations regarding a potential acquisition, it has not entered into any definitive agreements with respect to any such acquisition.

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

EXCHANGE RATE FLUCTUATIONS
- --------------------------

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

         The results of operations of Pharmakon Europe denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                                         French Franc                 U.S. dollar per
               Period                   per U.S. dollar                 French Franc
               ------                   ---------------                 ------------
          1st quarter 1995                   5.1602                         .1938
          2nd quarter 1995                   4.9161                         .2034
          3rd quarter 1995                   4.9393                         .2025
          4th quarter 1995                   4.9232                         .2031

          1st quarter 1996                   5.0384                         .1985
          2nd quarter 1996                   5.1578                         .1939

The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal.

ACCUMULATED DEFICIT
- -------------------

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

NEW ACCOUNTING PRONOUNCEMENT
- ----------------------------

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

INFLATION
- ---------

          The Company believes that inflation has not had a material impact on its results of operations.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.       Exhibits

                  11.1 Statement Re:  Computation of earnings (loss) per share.

                  27   Financial Data Schedule

         b.       Reports on Form 8-K

                  None.

                                 DNX CORPORATION

                                   SIGNATURES

         The financial information furnished herein has not been audited. However, in the opinion of management, all significant adjustments necessary for a fair presentation for the three and six month periods ended June 30, 1996 and 1995, have been included.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         August 14, 1996         DNX CORPORATION

                                      /s/ John G. Cooper
                                      ---------------------------------------
                                      John G. Cooper
                                      Senior Vice President, Chief Financial
                                           Officer and Treasurer
                                      (Duly Authorized Officer and Chief
                                           Accounting Officer)