Form 10-Q
period 1996-09-30
DNX CORP
filed 1996-11-13
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.


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
Yes  X    No
    ---      ---
        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


   Common Stock $0.01 par value                 8,720,858
                                       Outstanding at November 11, 1996

                        DNX CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION                                 PAGE NO.

   Consolidated Balance Sheets -
        September 30, 1996 and December 31, 1995                  3

   Consolidated Statements of Income -
        for the three and nine months ended
        September 30, 1996 and 1995                               4

   Consolidated Statement of Stockholders' Equity -
        for the nine months ended September 30, 1996              5

   Consolidated Statements of Cash Flows -
        for the nine months ended September 30, 1996 and 1995     6

   Notes to Consolidated Financial Statements                     7

   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     8 - 15


PART II.    OTHER INFORMATION                                    16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        DNX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995
                (in thousands except share and per share amounts)

               Assets                                         September 30, 1996    December 31, 1995
               ------                                         ------------------    -----------------
                                                                  (unaudited)
Current assets
   Cash and cash equivalents                                        $ 15,456               20,042
   Short-term investments                                              5,233                1,001
   Trade accounts receivable, net                                      7,167                7,662
   Prepaid expenses and other current assets                             983                1,351
                                                                    --------              -------
      Total current assets                                            28,839               30,056

Property, plant and equipment, net                                    15,190               16,935
Intangible assets, net                                                   964                1,035
Other assets                                                             797                   44
Restricted cash                                                          460                  777
                                                                    --------              -------
                                                                    $ 46,250               48,847
                                                                    ========              =======
Liabilities and Stockholders' Equity

Current liabilities
   Short-term borrowings                                                  --                1,399
   Current portion of long-term debt                                     246                  744
   Accounts payable                                                    2,455                2,100
   Accrued expenses                                                    3,533                2,992
   Deferred revenue                                                    2,598                3,456
                                                                    --------              -------
      Total current liabilities                                        8,832               10,691

Long-term debt, excluding current portion                              7,431                7,830
Deferred income taxes                                                  1,779                2,045
Other liabilities                                                        876                  948
                                                                    --------              -------
      Total liabilities                                               18,918               21,514
                                                                    --------              -------
Stockholders' equity
   Serial preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares issued and outstanding                 --                   --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; issued and outstanding 8,713,353 in 1996
      and 8,606,194 in 1995                                               87                   86
   Additional paid-in capital                                         57,157               57,000
   Translation adjustment                                                640                1,095
   Accumulated deficit                                               (30,552)             (30,848)
                                                                    --------              -------
      Total stockholders' equity                                      27,332               27,333
                                                                    --------              -------
   Commitments and contingencies
                                                                    $ 46,250               48,847
                                                                    ========              =======

See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
             Three and nine months ended September 30, 1996 and 1995
                     (in thousands except per share amounts)
                                   (unaudited)

                                                     Three months ended September 30, Nine months ended September 30,
                                                             1996           1995           1996           1995
                                                           -------        -------        -------        -------
Revenues:
      Commercial services                                  $ 7,286          5,267         21,606         18,317
      License fees and other contracts                         105            248            351            784
                                                           -------        -------        -------        -------
                                                             7,391          5,515         21,957         19,101
                                                           -------        -------        -------        -------
Operating expenses:
      Cost of commercial services                            5,691          4,791         16,966         15,529
      Research and development                                  93            252            329            773
      General, administrative and marketing                  1,504          1,806          4,530          4,600
                                                           -------        -------        -------        -------
                                                             7,288          6,849         21,825         20,902
                                                           -------        -------        -------        -------
            Income (loss) from operations                      103         (1,334)           132         (1,801)
                                                           -------        -------        -------        -------
Other income (expense):
      Interest income                                          271             85            852            246
      Interest expense                                        (154)          (202)          (488)          (613)
      Other                                                     82            122            254            474
                                                           -------        -------        -------        -------
                                                               199              5            618            107
                                                           -------        -------        -------        -------
      Income (loss) before equity in net loss of
        Nextran and income taxes                               302         (1,329)           750         (1,694)

Equity in net loss of Nextran                                   --            519             --          2,700

Gain on sale of Nextran, net of income taxes of $200            --         17,266             --         17,266

Provision (benefit) for income taxes                           246            (49)           454            (45)
                                                           -------        -------        -------        -------
                  Net income                               $    56         15,467            296         12,917
                                                           =======        =======        =======        =======
Earnings per common and common
equivalent share:
   Primary                                                 $  0.01           1.70           0.03           1.43
                                                           =======        =======        =======        =======
   Fully Diluted                                           $  0.01           1.70           0.03           1.43
                                                           =======        =======        =======        =======
Shares used in computing per share amounts
   Primary                                                   9,381          9,072          9,287          9,018
                                                           -------        -------        -------        -------
   Fully Diluted                                             9,381          9,096          9,343          9,056
                                                           -------        -------        -------        -------

See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Nine months ended September 30, 1996
                          (in thousands except shares)
                                   (unaudited)

                                                 Additional                                            Total
                                    Common        paid-in       Translation       Accumulated      stockholders'
                                     stock        capital        adjustment         deficit           equity
                                    ------       ----------     -----------       -----------      -------------
Balance, December 31, 1995            $86          57,000           1,095           (30,848)           27,333

Issuance of 95,024 shares
   of common stock upon
   exercise of stock options
   and warrants                         1              90              --                --                91

Issuance of 12,135 shares
   of common stock pursuant
   to 401(k) plan                      --              67              --                --                67

Translation adjustment                 --              --            (455)               --              (455)

Net income                             --              --              --               296               296
                                      ---          ------          ------           -------           -------
Balance, September 30, 1996           $87          57,157             640           (30,552)           27,332
                                      ===          ======          ======           =======           =======

See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995
                                 (in thousands)
                                   (unaudited)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                  1996         1995
                                                                                --------     -------
Cash flows from operating activities:
   Net income                                                                   $    296      12,917
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Non-cash items:
         Depreciation and amortization                                             1,881       2,076
         Equity in net loss of Nextran                                                --       2,700
         Gain on sale of partnership interest in Nextran                              --     (17,266)
         Deferred income tax expense (benefit)                                        13         (98)
         (Gain) loss on disposal of property, plant and equipment                     (3)         43
         Amortization of premium on short-term investments                           177          44
         Noncash charges                                                              67          55
      Change in operating assets and liabilities:
         Decrease in accounts receivable                                             227         983
         Decrease in prepaid expenses and other current assets                        93          74
         (Increase) decrease in other assets                                        (752)         54
         Increase (decrease)in accounts payable                                      463        (144)
         Increase (decrease) in accrued expenses                                     669      (1,265)
         Decrease in deferred revenue                                               (746)     (1,447)
         Increase (decrease) in other liabilities                                    (35)         64
                                                                                --------     -------
               Net cash provided by (used in) operating activities                 2,350      (1,210)
                                                                                --------     -------
Cash flows from investing activities:
   Decrease in restricted cash                                                       317         950
   Increase in cash in escrow                                                         --     (18,000)
   Purchase of property, plant and equipment                                        (706)       (623)
   Proceeds from disposal of property, plant and equipment                            36           6
   Purchases of intangibles assets                                                   (21)        (19)
   Purchases of short-term investments                                            (5,409)     (2,055)
   Proceeds from maturities of short-term investments                              1,000          --
   Proceeds from sale of partnership interest in Nextran                              --      18,000
                                                                                --------     -------
               Net cash used in investing activities                              (4,783)     (1,741)
                                                                                --------     -------
Cash flows from financing activities:
   Proceeds (payments) on short-term borrowings                                   (1,361)        623
   Proceeds from borrowings of long-term debt                                         --          61
   Principal payments on long-term debt                                             (893)       (582)
   Proceeds from stock options exercised                                              91          36
                                                                                --------     -------
               Net cash provided by (used in) financing activities                (2,163)        138
                                                                                --------     -------
Effect of exchange rate changes on cash                                               10         (38)
                                                                                --------     -------
Decrease in cash and cash equivalents                                             (4,586)     (2,851)

Cash and cash equivalents, beginning of period                                    20,042       4,404
                                                                                --------     -------
Cash and cash equivalents, end of period                                        $ 15,456       1,553
                                                                                ========     =======
Supplemental disclosure of cash flow information
   Cash paid during the period  for:
      Interest                                                                  $    495         637
      Income taxes                                                                     7         825
                                                                                ========     =======

See accompanying notes to consolidated financial statements.

                        DNX CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (unaudited)


Note 1.     Statement of Accounting Presentation

      In the opinion of DNX Corporation and Subsidiaries (as defined below) (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of September 30, 1996, the consolidated results of operations for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated cash flows for nine month periods ended September 30, 1996 and 1995. The consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The information set forth in the accompanying consolidated balance sheet as of December 31, 1995 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Interim results are not necessarily indicative of the results for the full year.

Note 2.     Earnings Per Share

      Earnings per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the periods, plus when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants, and gives effect to certain adjustments as prescribed by Securities and Exchange Commission Staff Accounting Bulletin 83.

Note 3.     Proposed Transaction

      On August 19, 1996, the Company entered into certain agreements (the "Transaction Agreements") providing for the acquisition by the Company of all outstanding capital stock of, or equity interests in, BioClin, Inc., BioClin Europe AG, BioClin GmbH, Kilmer N.V. and BioClin Institute of Clinical Pharmacology GmbH, (collectively, the "BioClin Group") in consideration and exchange for 2,632,600 shares of Common Stock (the "Proposed Transaction"). The BioClin Group is an international contract research organization engaged in clinical drug development services in the United States, all major European countries, Israel, Turkey and Australia. The Proposed Transaction has been structured, and the legal agreements have been drafted, in a manner intended to qualify the Proposed Transaction for "pooling-of-interests" accounting treatment. Pursuant to the Transaction Agreements, the closing of the Proposed Transaction is subject to a number of conditions including DNX stockholder approval and regulatory approvals. The Proposed Transaction is expected to close during the late fourth quarter of fiscal 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL SUMMARY

      The Company is a contract research organization ("CRO") whose principal activities consist of preclinical drug development services conducted through its two wholly-owned subsidiaries, Pharmakon Research International, Inc. ("Pharmakon") and DNX Biotherapeutics, Inc. ("DNX Biotherapeutics"), currently doing business as DNX Transgenics ("DNX Transgenics," together with Pharmakon, the "Subsidiaries"). Pharmakon provides preclinical drug development and safety assessment services, including in vitro and in vivo toxicological, pharmacological and pharmacokinetics testing services, to the pharmaceutical, biotechnology, chemical and other industries through its United States operations and its European subsidiary, Pharmakon Europe. A primary component of Pharmakon's preclinical drug development services consists of specialty services such as general and safety pharmacology, continuous infusion techniques, immunology and immunotoxicology. DNX Transgenics uses its proprietary transgenic animal technology to provide drug development services to the pharmaceutical, biotechnology and medical communities via the development of laboratory animal models that more closely mimic human biological processes than conventional laboratory animal models for use in in vivo testing for drug discovery and development and in biomedical research.

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

      Pharmakon accounted for more than 95% of the Company's revenues for the years ended December 31, 1995 and 1994 and the nine months ended September 30, 1996. Since the majority of Pharmakon Europe's revenues, which accounted for approximately 69% of the Company's revenues for the year ended December 31, 1995 and 68% of the Company's revenues for the nine months ended September 30, 1996, are denominated in French Francs, fluctuations in the exchange rate between the French Franc and the U.S. dollar have an effect on the Company's operating results (see "Liquidity and Capital Requirements - Exchange Rate Fluctuations").

FORMATION AND SALE OF NEXTRAN

      On August 29, 1994, DNX Biotherapeutics entered into a Joint Venture Agreement (the "Joint Venture Agreement") with Baxter Transplant Holdings ("Holdings"), a wholly-owned subsidiary of Baxter Healthcare Corporation ("Baxter"), which is a subsidiary of Baxter International, Inc., to form Nextran, a Delaware general partnership, in which DNX Biotherapeutics had a 30% partnership interest and Holdings has a 70% partnership interest. Pursuant to the terms of the Purchase Agreement, dated September 22, 1995, as amended, DNX Biotherapeutics consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc. ("Acquisition"), a wholly-owned subsidiary of Baxter, for a cash purchase price of $18 million. See Note 6 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

PROPOSED ACQUISITION OF THE BIOCLIN GROUP

      On August 19, 1996, the Company entered into certain agreements (the "Transaction Agreements") providing for the acquisition by the Company of all outstanding capital stock of, or equity interests in, BioClin, Inc., BioClin Europe AG, BioClin GmbH, Kilmer N.V. and BioClin Institute of Clinical Pharmacology GmbH, (collectively, the "BioClin Group") in consideration and exchange for 2,632,600 shares of Common Stock (the "Proposed Transaction"). The BioClin Group is an international contract research organization engaged in clinical drug development services in the United States, all major European countries, Israel, Turkey and Australia. The Proposed Transaction has been structured, and the legal agreements have been drafted, in a manner intended to qualify the Proposed Transaction for "pooling-of-interests" accounting treatment. Pursuant to the Transaction Agreements, the closing of the Proposed Transaction is subject to a number of conditions including DNX stockholder approval and regulatory approvals. The Proposed Transaction is expected to close during the late fourth quarter of fiscal 1996.

                              RESULTS OF OPERATIONS

REVENUES

      Revenues were $7,391,000 for the three months ended September 30, 1996 versus $5,515,000 for the same period in 1995, an increase of 34%. Revenues were $21,957,000 for the nine months ended September 30, 1996 versus $19,101,000 for the same period in 1995, an increase of 15%. The increase in revenues for the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995 was primarily due to an increase in business activity in preclinical drug development services in both the European and U.S. marketplaces. The Company believes the increase in business activity is a result of the improvement in the pharmaceutical industry outsourcing trends and expanded cash reserves within the biotechnology sector. Additionally, revenue for the nine months ended September 30, 1995 included approximately $420,000 of revenue, classified as license fees and other contracts, primarily from a government contract that was terminated in 1995.

OPERATING EXPENSES

      Cost of commercial services was $5,691,000 or 78% of commercial service revenues for the three months ended September 30, 1996 and $4,791,000 or 91% of commercial service revenues for the same period in 1995. For the nine months ended September 30, 1996, cost of commercial services was $16,966,000 or 79% of commercial service revenues and $15,529,000 or 85% of commercial services revenue for the same period in 1995. The increase in these costs for the three and nine month periods ended September 30, 1996 versus the same periods in 1995 was primarily due to
(i) increased business activity, which resulted in an increase in variable costs such as materials and supplies, and (ii) an increase in commercial service activity associated with DNX Transgenics. The decrease in these costs as a percent of revenues is due to the leveraging of a base cost structure of management and scientific personnel, equipment and facilities which supported a higher level of business in the first nine months of 1996 than experienced during the same period in 1995.

      Research and development expenses decreased 63% to $93,000 for the three month period ended September 30, 1996 from $252,000 for the same period in 1995. For the nine month periods ended September 30, 1996 and 1995, research and development expense decreased 57% to $329,000 from $773,000, respectively. The decrease in expenses was primarily the result of the shift in the strategic focus of DNX Transgenics from the internal development of transgenic animal models to providing commercial specialty drug development services.

      General, administrative and marketing expenses were $1,504,000 for the three months ended September 30, 1996 versus $1,806,000 for the same period in 1995. For the nine month periods ended September 30, 1996 and 1995, these expenses were $4,530,000 and $4,600,000, respectively. Included in the general, administrative and marketing expenses for three months ended September 30, 1995 was a charge of $498,000 of expenses associated with cost reduction programs in Europe. The remainder of the increase in expenses was primarily the result of increased marketing and business development expenses.

OTHER INCOME (EXPENSE)

      Other income (expense) amounted to $199,000 for the three months ended September 30, 1996 versus $5,000 for the same period last year. For the nine months ended September 30, 1996 and 1995, other income (expense) was $618,000 and $107,000, respectively. The increase in other income for 1996 as compared to 1995 is primarily the result of (i) the increase in cash available for investment, (ii) the reduction of debt, primarily Pharmakon Europe's short-term borrowings under its credit lines (see "Liquidity and Capital Requirements Debt") and (iii) the decrease in interest expense as a result of the decrease in interest rates applicable to the Company's debt instruments. Additionally, in the first quarter of 1995, the Company transferred its lease obligation on the former Plainsboro pilot plant facility to a third party and sold certain equipment associated with this facility to the same party for a total of $600,000 to be paid in monthly installments through September 1996. Other income for the nine months ended September 30, 1996 and 1995 includes income of $225,000 and $401,000, respectively, associated with the transactions for this facility.

EQUITY IN NET LOSS OF NEXTRAN

   As a result of the sale of its partnership interest in Nextran in September 1995, the Company no longer records a share of Nextran's financial results of operations in its consolidated financial statements. Prior to September 30, 1995, as a result of its minority equity ownership in Nextran, the Company recorded its share of Nextran's financial results in its consolidated financial statements based on the equity method of accounting. For the three and nine month periods ended September 30, 1995, the Company's share of Nextran's loss amounted to $519,000 and $2,700,000, respectively.

GAIN ON SALE OF NEXTRAN

      As a result of the sale of its partnership interest in Nextran in the third quarter of 1995, the Company eliminated the remaining balance of its Investment in Nextran from the balance sheet and recorded an estimated non-recurring gain, net of expenses, income taxes and related accruals, of $17,266,000.

TAXES

      The Company's Pharmakon Europe subsidiary is subject to foreign income taxes under French tax laws on the profits generated in France. The 1996 French corporate income tax rate is approximately 37%. For the three and nine months ended September 30, 1996, the Company recorded income tax expense of $246,000 and $454,000, respectively, as compared to income tax benefit of $49,000 and $45,000 for the three and nine months ended September 30, 1995, respectively, due to operating results generated by Pharmakon Europe.

      The impact from United States federal and state income taxes is currently not significant due to the Company's available net operating loss carryforwards. At December 31, 1995, the Company had available net operating loss carryforwards of approximately $20,318,000 for United States federal and state income tax purposes. Such loss carry forwards expire through 2009 and 2001, respectively. The Company also has research and development tax credit carryforwards of approximately $2,982,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2010. The Company has alternative minimum tax credit carryforwards of approximately $200,000 for federal income tax purposes which are available to reduce federal income taxes, if any. These tax credits have an unlimited carryforward period. The Company believes that the Proposed Transaction will have no effect on the Company's ability to utilize the foregoing carryforwards. The Proposed Transaction, however, will result in an ownership change under the Code. Accordingly, the Company's ability to utilize its net operating loss carryforwards may be subject to certain limitations in the future under the Code.


                       LIQUIDITY AND CAPITAL REQUIREMENTS

CASH RESERVES

      The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements, (ii) its cash reserves and (iii) its available lines of credit. As of September 30, 1996, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments and restricted cash) of $21,149,000. The Company invests its cash in a diversified portfolio of high-grade money market funds,

United States Government-backed securities and commercial paper and corporate obligations. During the first nine months of 1996, while the Company generated $2,350,000 from operating activities, the Company's cash reserves decreased by $671,000 primarily due to reductions in the outstanding principal amounts of short-term borrowings and long-term debt totaling $2,254,000 and capital expenditures as described immediately below.

CAPITAL EXPENDITURES

      During the first nine months of 1996, the Company invested a total of approximately $706,000 in property, plant and equipment, primarily to provide specialty services at Pharmakon Europe and to enhance information systems capabilities for the Company's operations.

DEBT

      In December 1992, Pharmakon acquired Pharmakon Europe through a stock purchase. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Pharmakon Notes"). The remaining unpaid principal balance as of September 30, 1996 of $5,000,000 will be paid in December 1997. The payment of the Pharmakon Notes is secured by a pledge of the capital stock of Pharmakon Europe, a pledge of certain assets of Pharmakon, a guarantee by the Company and a security interest in fees and royalties payable to the Company under sublicenses of its proprietary DNA Microinjection Technology. The Pharmakon Notes require prepayments in specified amounts upon the Company selling any of its shares of common stock of Pharmakon. The promissory notes contain various covenants, the most restrictive of which prohibit the payment of dividends by Pharmakon to the Company and the sale of any Pharmakon Europe assets that are not made in the ordinary course of business.

      In connection with its new U.S. facility, in 1994 Pharmakon secured (i) a $1.5 million 15-year mortgage with a bank and (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are also secured by mortgages on the property acquired. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of September 30, 1996. If the Company achieves certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

      Pharmakon Europe has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($2.0 million at the exchange rates in effect on September 30, 1996). At December 31, 1995, there were short-term borrowings outstanding under these facilities in the amount of
6.9 million French Francs ($1,399,000 at December 31, 1995). As of September 30, 1996, there were no outstanding borrowings under these credit facilities.

      In March 1993, DNX Biotherapeutics obtained a $3.0 million debt financing facility from a bank in the form of an equipment line of credit which is guaranteed by the Company. In connection with the curtailment of the blood substitute program in 1993, DNX Biotherapeutics discontinued borrowings under this line of credit and is paying the principal balance of $90,000 outstanding on September 30, 1996 in monthly installments through January 1997. The loan is secured by a security interest in the equipment acquired and the payments due to the Company under the installment sale of certain equipment associated with the transfer of the lease obligation on the former Plainsboro pilot plant facility. In connection with the formation of Nextran, the Company entered into a services/lease agreement whereby Nextran leases 49% of the equipment subject to this loan and makes monthly payments to the Company equal to Nextran's proportionate share of the monthly payment due under this loan based on the equipment.

      In May 1994, Pharmakon obtained a $500,000 equipment loan from a Pennsylvania agency secured by certain of the equipment required in connection with the expansion of Pharmakon's United States operations. The loan is payable in equal monthly installments through June 2001. The funding period for this loan ended on December 31, 1995. In April 1996, $288,000, representing the unused proceeds from this equipment loan, was returned to the Pennsylvania agency.

BIOCLIN TRANSACTION

      Based upon unaudited financial information provided to the Company, at September 30, 1996, the BioClin Group had cash and marketable debt securities totaling approximately $1,873,000 and outstanding debt, consisting primarily of short-term lines of credit, totaling approximately $9,983,000. In the event the Proposed Transaction is consummated, a portion of the cash resources of the combined entity may be used to reduce the indebtedness of the BioClin Group acquired in the Proposed Transaction as well as to pay the expenses of the Proposed Transaction.

CAPITAL REQUIREMENTS

      The Company believes that with its current financial resources it has the ability to meet its working capital requirements on an ongoing basis for the foreseeable future. The Company anticipates that its future capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for preclinical drug development services from the pharmaceutical and biotechnology industries. In addition, a $5,000,000 payment on the principal balance of the Pharmakon Notes will be due in December 1997. Additionally, the Company from time to time is engaged in discussions regarding strategic acquisitions, other than the Proposed Transaction, of organizations providing various drug development services and may finance such acquisition with its existing cash resources or by additional public or private debt or equity financings or through the issuance of stock. In the event any such acquisition requires financing, there can be no assurance that such financing will be available to the Company or if available, that it will be available on acceptable terms. Also, there can be no assurance that the Company will consummate such an acquisition or obtain any such financing, or if consummated, that such financing arrangements will satisfy a material portion of the Company's capital needs. Although the Company continually considers and evaluates potential acquisitions and related opportunities for growth, it has not entered into any agreements with respect to such acquisitions, other than the Proposed Transaction. Consummation of the Proposed Transaction is subject to a number of conditions including DNX stockholder approval and regulatory approvals.

      As a former general partner of Nextran, the Company remains obligated with respect to certain environmental representations and warranties which expire on August 29, 1997. Such representations and warranties are also limited by certain financial indemnification provisions.

      The Company's working capital and other capital requirements will depend on numerous factors, including among others: success in increasing the Company's revenues and managing its operating subsidiaries, Pharmakon and DNX Transgenics; success in licensing the Company's DNA Microinjection technology; the exchange rate between the United States dollar and the French Franc in the event funds from the Company's Pharmakon Europe operation are needed to meet capital requirements of the Company's U.S. operations; the level of Company resources devoted to marketing and administration; technological advances; the status of competitors; and consummation of the Proposed Transaction and payment of expenses of the Proposed Transaction and possible reduction of the indebtedness of the BioClin Group.

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

      The results of operations of Pharmakon Europe denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                          French Franc        U.S. dollar per
         Period          per U.S. dollar        French Franc
         ------          ---------------      ---------------
    1st quarter 1995         5.1602               .1938
    2nd quarter 1995         4.9161               .2034
    3rd quarter 1995         4.9393               .2025

    1st quarter 1996         5.0384               .1985
    2nd quarter 1996         5.1578               .1939
    3rd quarter 1996         5.0965               .1962

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

                           PART II. OTHER INFORMATION




Item 6.     Exhibits and Reports on Form 8-K


      a.    Exhibits

            11.1  Statement Re:  Computation of earnings per share.

            27    Financial Data Schedule


      b.    Reports on Form 8-K

            On August 19, 1996, the Company filed a Current Report on Form 8-K to report that the Company entered into the Proposed Transaction.

                                 DNX CORPORATION

                                   SIGNATURES



      The financial information furnished herein has not been audited. However, in the opinion of management, all significant adjustments necessary for a fair presentation for the three and nine month periods ended September 30, 1996 and 1995, have been included.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1996             DNX CORPORATION



                                    /s/ John G. Cooper
                                    -----------------------------------------
                                    John G. Cooper
                                    Senior Vice President, Chief Financial
                                       Officer and Treasurer
                                    (Duly Authorized Officer and Chief
                                       Accounting Officer)