Form 10-K
period 1996-12-31
CHRYSALIS INTERNATIONAL CORP
filed 1997-03-28
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NO. 0-19659


                       CHRYSALIS INTERNATIONAL CORPORATION
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            Common Stock, Par Value $0.01 Per Share ("Common Stock")

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. / /

         The aggregate market value of Common Stock held by non-affiliates as of March 20, 1997 at a closing price of $5.125 per share as reported by the Nasdaq National Market was approximately $49,880,907.

         The number of shares of Common Stock outstanding as of March 20, 1997 was 11,376,259.

                       DOCUMENTS INCORPORATED BY REFERENCE

(a) The Company's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS
-------  --------

                                     GENERAL

        Chrysalis International Corporation, a Delaware corporation (the "Company" or "Chrysalis"), is an international contract research organization ("CRO") providing a broad portfolio of integrated drug development services primarily to the pharmaceutical and biotechnology industries. This portfolio of drug development services includes preclinical and clinical capabilities that enable the Company to manage a comprehensive drug development program or a client's specific requirements. The Company utilizes its international expertise and experience in preclinical and clinical services to provide a coordinated approach for a client to transition its drug through various preclinical to clinical stages of development thereby minimizing certain delays which typically occur before a new drug is introduced to the market. In addition, the Company is the only CRO that is currently able to use its proprietary transgenic and other related technology to provide services for its clients that require transgenic animal models for the evaluation of therapeutic lead compounds for further development and for genomics research in order to determine the function of human genes and identify gene targets implicated in disease. The Company generates substantially all of its revenues from its drug development services and provides services for more than 250 clients in 26 countries.

         On December 18, 1996, the Company issued 2,632,600 shares of Common Stock in connection with the acquisition (the "Acquisition") by the Company of all of the outstanding capital stock of, or equity interests in, BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation (collectively, the "BioClin Group"). The Acquisition is being recorded using the "pooling-of-interests" method of accounting.

         Chrysalis is also the exclusive commercial licensee of a U.S. patent covering Pronuclear DNA Microinjection ("DNA Microinjection"), the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animals. The Company utilizes this license for its drug development services and grants sublicenses for the use of this technology. These sublicenses entitle the Company to receive revenues consisting of fees and, in certain cases, royalties.

         The Company was incorporated in 1988.

NEW DRUG DEVELOPMENT PROCESS OVERVIEW

         Drug development is an expensive and lengthy process. Before a new drug can be marketed, it must undergo extensive testing and regulatory review to determine its safety and efficacy. This process consists of many stages -- two of the most critical being preclinical and clinical testing. In preclinical testing, the sponsor of the new drug conducts laboratory analyses and animal tests to determine the basic biological activity and safety of the drug. After successfully completing the preclinical phase, the drug undergoes a series of clinical tests in humans, typically progressing from dosing studies in healthy volunteers to testing in patients with the targeted disease. The information generated during these trials is critical for gaining marketing approval from the United States Food and Drug Administration (the "FDA") or other regulatory agencies. In the United States, preclinical and clinical testing must comply with the requirements of Good Laboratory Practices ("GLP") and Good Clinical Practices ("GCP") and other standards promulgated by the FDA and other federal and state governmental authorities.

         The FDA pioneered the use of clinical trials for new drug development, and the agency's approval process has shaped much of drug regulation worldwide. In recent years, the FDA and corresponding regulatory agencies of the major industrial countries, including Canada, Japan and the European Union (the "EU"), commenced discussions to develop common standards for both the conduct of preclinical and clinical studies and the format and content of applications for new drug approvals. Data from multi-national studies adhering to GCP are now generally acceptable to the FDA and the governments within the EU.

         In the United States, a drug sponsor must file an Investigational New Drug Application (the "IND") with the FDA before the commencement of human testing of a drug. The IND includes preclinical testing results and sets forth the sponsor's plans for conducting human clinical trials. The design of these plans, known as the study protocol, is critical to the success of the drug development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the drug.

         Extensive preclinical testing, involving pharmacology and toxicology studies, is required before a drug developer may obtain permission to conduct safety and efficacy testing in humans. In efficacy studies, drug candidates are evaluated by administering them to animal models that simulate human disease conditions. Such screens are used primarily by pharmaceutical and biotechnology companies. In toxicology studies, drug candidates are tested in normal, healthy animals to determine their potential toxicity to humans. In addition, new industrial and agricultural chemicals often require extensive toxicology testing before they may be sold. Consequently, toxicology tests are used not only by developers of new drugs, but also by developers of other chemical products.

         Human trials usually start on a small scale to assess safety and then expand to test efficacy. Trials are usually grouped into four phases, with multiple trials generally conducted within each phase. Clinical trials often represent the most expensive and time-consuming part of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies.

         Phase I. Phase I trials are conducted on healthy volunteers, typically 20 to 80 persons, to develop basic safety data relating to toxicity, metabolism, absorption, elimination and other pharmacological actions.

         Phase II. Phase II trials are conducted on a small number of subjects, typically 100 to 200 patients, who suffer from the drug's targeted disease or condition. Phase II trials offer the first evidence of clinical efficacy, as well as additional safety data.

         Phase III. Phase III trials are conducted on a significantly larger population of several hundred to several thousand patients who suffer from the targeted disease or condition. Phase III trials are designed to measure efficacy on a large scale as well as long-term side effects.

         Phase IV. As a condition of granting marketing approval, the FDA may require that a sponsor continue to conduct additional clinical trials, known as Phase IV trials, to monitor long-term risks and benefits, study different dosage levels, or evaluate different safety and efficacy parameters in target patient populations. With the increasing importance of Phase IV trials has also come increased complexity in the scope of the trials (i.e., the number of patients tested) and the manner in which they are conducted (i.e., the number of sites at which testing is performed).

         After the successful completion of Phase III trials, the sponsor of a new drug may submit a New Drug Application ("NDA") to the FDA. The NDA is a comprehensive filing that includes, among other things, the results of all preclinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. Most of the clinical data contained in an NDA is generated during the Phase II and III trials. Drugs that successfully complete FDA review may be marketed in the United States, subject to the conditions imposed by the FDA in its approval.

INDUSTRY OVERVIEW

         The CRO industry provides independent product development services primarily for the pharmaceutical and biotechnology industries. Companies in these industries outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively to maximize the benefits in time and profit of patent-protected products. CROs derive substantially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. The CRO industry has evolved from providing primarily preclinical services in the 1970s to a full-service industry, offering services during the preclinical and clinical phases of development for new drugs. In addition to managing clinical trials, CROs may also provide scientific evaluations and analyze the results according to good clinical and laboratory practices as required by applicable regulatory authorities.

         The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to a few large, full-service CROs with global capabilities. Although there are few barriers to entry for small, limited-service providers, the Company believes that there are significant barriers to becoming a full-service CRO with global capabilities. Some of these barriers include the infrastructure necessary to serve the global needs of clients, the high fixed personnel costs required to develop broad therapeutic capabilities, the expertise and infrastructure necessary to provide general and specialty preclinical services, the ability to access investigators and specific patient populations in sufficient numbers, and the need for sophisticated management information systems, expertise and technology to manage complex clinical trials.

         As a result of competitive pressures and economies of scale, the CRO industry is consolidating. Mergers and acquisitions have resulted in the emergence of a few full-service

CROs with the international technical and financial resources to conduct all phases of preclinical and clinical drug development trials on behalf of pharmaceutical and biotechnology companies. The Company believes that industry trends favor those CROs able to provide a full range of services.

TRENDS AFFECTING THE CRO INDUSTRY

         The Company believes that certain industry trends will continue to increase the need for pharmaceutical and biotechnology companies to outsource their drug development requirements. These trends include: (i) the desire of many pharmaceutical companies to respond to cost containment pressures and reduce the high fixed costs associated with drug development by relying on the combination of internal resources and CROs; (ii) the attempt by pharmaceutical and biotechnology companies to outsource drug development to CROs with global capabilities to maximize profits from a given drug by pursuing regulatory approvals in multiple countries simultaneously; (iii) the maturation of the biotechnology industry and the resulting increase in the demand for expertise and services provided by outside sources, including CROs; (iv) the desire by pharmaceutical and biotechnology companies to reduce the time required to develop and bring a new drug to market by outsourcing preclinical and clinical trials to CROs that provide a full range of services; (vi) increasingly complex and stringent regulatory requirements on a global basis, together with recent efforts to develop global harmonized regulatory standards, escalate the demands on data collection and analysis which prompts outsourcing to CROs with global data management expertise; (vi) the escalation of worldwide research and development expenditures for new drugs, including amounts spent on services of the type provided by CROs, resulting from pressures to develop new drugs for the treatment of chronic disorders and life- threatening diseases; (vii) the efforts by pharmaceutical companies to reserve their internal resources for the development of new drugs by using CROs to manage and conduct preclinical and clinical trials; and (viii) the growth by pharmaceutical and biotechnology companies in the area of genomics research in order to determine the function of human genes and identify gene targets implicated in disease.

         In response to these trends, the CRO industry has begun to experience consolidation, including the formation of strategic alliances. Pharmaceutical companies have begun to utilize a smaller pool of CROs and have sought to transform their contractual relationships with CROs from "vendor" to "strategic partner." Biotechnology companies have also begun to take a more global, long-term perspective on their CRO contracting activities.

BUSINESS STRATEGY

         The Company follows a strategy to focus on these industry trends. The primary components of this strategy include: (i) the utilization of a broad range of services enabling clients to use the preclinical through clinical drug development services provided by the Company on an international basis; (ii) a coordinated approach for a client to transition its drug through various preclinical to clinical stages of development thereby minimizing certain delays which typically occur before a new drug is introduced to the market; (iii) the use of preclinical services to establish early relationships with clients and the leveraging of its existing preclinical client base to utilize the Company's broad range of drug development services, in particular, drug development services relating to Phase I through Phase IV trials; (iv) the continued investment of resources in the Company's specialty preclinical services such as continuous infusion techniques and transgenic technology; (v) the expansion, through selective acquisition or internal growth, into new geographic areas and enhanced therapeutic specialization and complementary businesses; (v) the utilization of transgenic animal technology to provide services to the genomics industry; and (vii) the continuation of investment in and utilization of information and data management technology.

                                    SERVICES

         The Company provides a broad portfolio of drug development services. The major categories of services offered by the Company are as follows:

PRECLINICAL SERVICES.

         The Company believes it offers clients, on a worldwide basis, a broad range of preclinical drug development services and can provide a majority of the preclinical testing requirements necessary to secure FDA (U.S.), EC (Europe) and MHW (Japan) approval to initiate human clinical trials. The Company provides the following preclinical drug development services:

         Toxicology. Toxicology studies are designed to identify and evaluate any harmful effects that pharmaceuticals or chemicals might cause to humans. These studies are required in connection with the FDA approval process. The Company provides the following toxicology testing services: mutagenesis/genetic toxicology; teratology; reproduction/fertility; immunotoxicology; continuous infusion; carcinogenesis; and acute, sub-acute and chronic evaluations. The Company believes it has a recognized specialty expertise in continuous infusion administration techniques and immunotoxicology.

         Pharmacology. Pharmacology studies are designed to quantify the properties and reactions of drugs primarily in relation to their therapeutic value. The Company provides testing in the following therapeutic areas: central nervous system; cardiovascular; pulmonary; anti-inflammatory; gastrointestinal; cardiopulmonary; and analgesia. In addition, the Company provides safety pharmacology studies, which include the evaluation of possible effects on the central nervous system, cardiovascular, gastrointestinal, pulmonary and renal function as well as adverse interaction with drugs likely to be co-administered with the development candidate.

         Pharmacokinetics. Pharmacokinetic studies are designed to characterize the time course of drug absorption, distribution, metabolism and excretion and relate these processes to the intensity and time course of pharmacological and toxicological effects of drugs.

         Immunology. Immunology studies are designed to evaluate and test the immunoregulatory potential of substances.

TRANSGENIC SERVICES.

         The Company has observed an acceptance by the pharmaceutical and biotechnology industries in the use of transgenic laboratory animal model technology as a tool to improve drug discovery programs. This acceptance, together with the Company's scientific experience and proprietary DNA Microinjection technology, provides the Company with the opportunity to offer its portfolio of specialty transgenic-based contract research services for those companies electing to outsource all or a portion of their transgenic animal requirements. These transgenic-based specialty contract research services include custom model development programs, molecular biology services, gene function assessment, and other related services.

         In the area of genomics research, the Company's transgenic animal technology is being used to determine the functions of human genes and to identify human gene targets implicated in disease. Transgenic animal technology provides for the genetic manipulation of animals, allowing for the production of animals that more accurately reflect human biochemistry, physiology and pathology. Coupled with the identification of new genes, resulting from worldwide efforts to map and sequence the human genome, transgenic animal technology allows for the generation of new laboratory animals with specifically engineered genetic traits. These new animals will facilitate the understanding of the molecular basis of disease progression which may lead to the identification of new pharmacological approaches and improved animal models for evaluating new pharmaceutical therapies. By identifying more specific pharmaceutical targets and providing more informative preclinical data on experimental compounds, these genetically modified animals may have the potential to reduce the time to bring new pharmaceutical therapies to market.

CLINICAL SERVICES.

         The Company's clinical services include clinical trial management services, clinical data management and biostatistical services, and product registration and regulatory services. These services can be provided separately or as an integrated package. Services from each of these categories can be utilized for the development and execution of an NDA.

         Clinical Trial Management Services. The Company offers complete services for the design, placement, performance and management of clinical trial programs, critical elements in obtaining regulatory approval for drugs. The Company has performed services in connection with trials in many therapeutic areas. The Company's multi-disciplinary clinical trials group has the ability to examine a product's existing preclinical and clinical data for the purposes of designing protocols for clinical trials in order to ascertain evidence of the product's safety and efficacy.

         The Company's services include management of Phase I through IV trials, including design of operations manuals, identification and recruitment of trial investigators, initiation of sites, monitoring for strict adherence to GCP, site visits to ensure compliance with protocol procedures and proper collection of data, interpretation of trial results and report preparation. Many of the Company's current projects involve Phase II, III or IV clinical trials, which, in most cases, are significantly larger and more complex than Phase I trials.

         Phase I Services. The Company provides a number of specialized Phase I services. They include: computerized volunteer databases; a clinical pharmacology unit; access to special populations; vital signs; telemetry; and statistical evaluation. Phase I trials are conducted on healthy volunteers, typically 20 to 80 persons, to develop basic safety data relating to toxicity, metabolism, absorption, elimination and other pharmacological actions.

         Tolerability pharmacokinetic and pharmacodynamic investigations and drug-drug interaction studies can be performed in young and elderly healthy volunteers, as well as in special populations, including patients with renal or hepatic impairment. The Company has access to a large population of suitable and reliable volunteers, and, since its opening, has built up an active panel of approximately 2,000 volunteers which is continually reviewed and expanded.

         The Company's Phase I capability complements its European and North American clinical operations for Phase II to IV trials. This network of clinical facilities allows parallel, worldwide development of pharmaceutical products.

         Phase II--Phase IV Services. The Company provides Phase II through Phase IV services, including efficacy testing, additional safety data, long-term risks and side effects and other matters. The Company maintains a network of physicians who serve as investigators, hospitals and university centers for in-and-out-patient studies, established research sites performing special investigations and a selection of centralized laboratories in each country across Europe, Israel, and North America. In connection with Phase II through Phase IV services, the Company provides project management, traditional monitoring or monitoring by fax or remote/direct data entry and data management.

         One recent development in the CRO industry is the emergence of trials involving tests on over 1,000 patients over a period of several years at multiple sites. These large multiple site trials have resulted from the drug companies' emphasis on treating and curing chronic disorders and the resulting need to thoroughly test large numbers of patients for long-term side effects of new drugs. The Company is conducting large multiple site trials and actively markets its capabilities in this area.

         Monitoring for strict adherence to GCP. Efficient data collection, form design, detailed operations manuals and site visits by the Company's clinical research associates ("CRAs") are utilized to determine whether clinical investigators and their staffs follow established protocols and accurately record the findings of the trials. In addition, the Company has quality assurance auditors that provide additional internal and external auditing.

         In connection with its services, the Company assists clients with one or more of the following:

         (i) Study Protocol. The protocol defines the medical issues the study seeks to examine and the statistical tests to be conducted such as the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which they must be tracked and the frequency and dosage of drug administration.

         (ii) Case Report Forms. Once the study protocol has been finalized, special forms for recording the required information must be developed. These forms are called Case Report Forms ("CRFs").

         (iii) Site and Investigator Recruitment. The drug is administered to patients under the supervision of physicians who serve as investigators, at hospitals, clinics or other locations, referred to as sites. Potential investigators may be identified by the drug sponsor or the Company, which then solicits the investigators' participation in the study. Generally, the investigators contract directly with the Company. The trial's success depends on the successful identification and recruitment of investigators with proper expertise and an adequate base of patients who satisfy the requirements of the study protocol. The Company maintains a network of investigators who have conducted clinical trials.

         (iv) Patient Recruitment and Enrollment. The Company recruits Phase I volunteers and maintains a database of such volunteers. The investigators, however, find and enroll patients suitable for the Phase II through IV trials according to the study protocol. Prospective patients are required to review information about the drug and its possible side effects and sign an informed consent to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol.

         (v) Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs and laboratory reports. The data are collected from study sites by CRAs. CRAs visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database.

         (vi) Medical Affairs. Throughout the course of a clinical trial, the Company may provide various medical research and services, including medical monitoring of clinical trials, interpretation of clinical trial results and preparation of clinical study reports.

         (vii) Report Writing. The results of statistical analysis of data collected during the trial, together with other clinical data, are included in a final report generated for inclusion in a regulatory document.

         (viii) Information Technology. A fully networked information system is available to facilitate complete computerized data management of Phase I through IV trials. Data capture for Phase I is maintained by direct CRF "bedside" entry of primary data and the creation of the electronic CRF. Data collected in CRFs is entered into the study database within 72 hours of collection. Laboratory data is on-line for review by physicians and project managers.

         For Phase II through IV trials, monitored CRF pages are forwarded to the Company's two data management centers (Dusseldorf, Germany and Austin, Texas) for double data entry. Query lists are generated and returned to the monitors for resolution. Alternatively, the Company offers the Almedica Fax MonitoringTM system whereby completed CRF pages are transmitted from the sites directly to either of the Company's two data management centers.

         Clinical Data Management and Biostatistical Services. The Company has experience in the creation of scientific databases for all phases of the drug development process. These databases provide clients with data abstraction, data review and coding, data verification and editing and problem data resolution capabilities. The Company utilizes an imaging technology process which eliminates time and minimizes potential data entry errors by electronically routing, tracking and querying optically scanned CRFs. The Company's data management professionals assist in the design and development of study protocols and CRFs, training manuals and training sessions for investigators and coordinators.

         The Company's biostatistics professionals provide biostatistical consulting, database design, data analysis and statistical reporting. The Company's biostatisticians provide clients with assistance in all phases of drug development. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol, as well as the client's individual objectives.

         The Company believes that its data management and biostatistical services capabilities can be utilized by a client more effectively when packaged as part of its total clinical trials management services in the conduct of Phases I through Phase IV trials. This packaging permits a faster and less costly clinical trial process, as the data are collected and analyzed more rapidly and the decision to move to the next phase can be made more quickly. Although the Company believes that many pharmaceutical companies treat each phase as a distinct trial, the Company emphasizes this packaged approach as an integrated process.

         Product Registration Services/Regulatory Affairs. The pharmaceutical companies who are clients of the Company have their own regulatory expertise and generally register their products without the assistance of third parties. In connection with its Phase I through IV services to these pharmaceutical companies, the Company provides regulatory strategy formulation, consultation and, if requested, acts as a liaison with the FDA and other international regulatory agencies.

         The Company intends to market its clinical testing services to biotechnology companies which may not have experience or expertise in regulatory and product registration matters. As part of its clinical trial services, the Company offers these clients comprehensive product registration services, document preparation, regulatory strategy formulation and compliance, and may act as liaison with the FDA and other international regulatory agencies.

         Although to date the revenues from these services to biotechnology companies have not been material, the Company believes it necessary to offer these services to be competitive in the CRO industry. As a result, the Company's regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company may assist its clients to determine the feasibility of developing a particular product or product line.

         The Company's regulatory affairs professionals have experience in the analysis, preparation and submission of FDA regulatory documents covering a wide range of products, including prescription and over-the-counter drugs. The Company also has experience with preparing regulatory documentation for submission to European regulatory authorities.

                         MICROINJECTION PATENT LICENSING

         The Company grants sublicenses of its proprietary DNA Microinjection technology, the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animals. These sublicenses entitle the Company to receive revenues consisting of fees and, in certain cases, royalties.

         While the Company has retained the exclusive rights to use DNA Microinjection for its drug development services, it has granted several non-exclusive sublicenses for the use of DNA Microinjection in a variety of applications, including the development, use and sale of other commercial transgenic animal-based products and transgenic animal models. In those certain instances where the Company grants a sublicense for commercial applications, such as the use of a transgenic animal to produce therapeutic proteins, the Company receives an annual license fee and revenue based royalties upon commercialization of the transgenic animal-based products and services. In the case of sublicenses for noncommercial applications, such as the use of transgenic technology for basic in-house research purposes, the Company generally receives an annual license fee. The Company will continue to license this technology for the development of transgenic animals and transgenic animal derived products which do not conflict with the specialty transgenic animal services offered by the Company.

                                    MARKETING

         Prior to the Acquisition, the majority of new preclinical studies conducted by the Company were derived from existing clients. To obtain new clients, the Company contacted potential clients directly through its representatives and indirectly by mailings as well as participating at various scientific association symposia. Further, the Company's sales and marketing department targeted the promotion of its preclinical drug development services to potential new clients who were not familiar with the Company's services, and the expansion of services for existing clients. In addition, the Company's scientific personnel participated in a variety of endeavors such as publishing scientific papers and making presentations at scientific meetings. The Company also participated in commercial conferences and advertised in scientific journals and trade publications.

         In addition, prior to the Acquisition, clinical marketing activities were conducted primarily by the Company's senior operational personnel. In response to the highly technical nature of the Company's business, most of the personnel had scientific backgrounds. Additionally, the Company advertised in trade journals and publications and, from time to time, used direct mailings of information to existing and potential clients. The Company also attended and provided exhibits at selected trade shows in the United States and Europe.

         During fiscal 1996, the Company added business development personnel for both its preclinical and clinical businesses. As a result of the Acquisition, the Company currently coordinates its marketing efforts for its broad range of services through a central business development function, which includes the involvement of senior operational personnel in this effort. The Company's marketing personnel seek new clients, seek contracts with new therapeutic areas or divisions with existing clients, cross-sell other services to existing clients and develop strategic alliances with major pharmaceutical and biotechnology companies. The Company continues to advertise in trade publications and through direct mailings and provide exhibits at selected trade shows. Also, the Company's professionals continue to publish in scientific journals and trade publications and make presentations at scientific meetings and commercial conferences.

                            CONTRACTUAL ARRANGEMENTS

         Most of the Company's contracts are fixed priced contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. Certain of the Company's contracts are subject to cost limitations which cannot be exceeded without client approval. Because, in many cases, the Company bears the risk of cost overruns, unbudgeted costs in connection with performing these contracts may have a detrimental effect on the financial results of the Company. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made.

         The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. Once a trial has been commenced, change orders may be requested by clients based on the results of the trial to date, including changes in the scope of the trial and in the services to be provided by the Company. Accordingly, compensation under a contract may increase or decrease during the duration of a contract. In addition, some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. The loss of a large contract or the loss of multiple contracts, however, could adversely affect the Company's future revenues and profitability. In addition, termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug being tested, adverse patient reactions to the drug being tested, or the client's decision to de-emphasize a particular trial.

                                    CUSTOMERS

        The Company has in the past derived, and may in the future derive, a significant portion of its net service revenue from a relatively limited number of major projects or clients. Concentrations of business in the CRO industry are not uncommon and are increasing as large pharmaceutical and biotechnology companies are outsourcing larger clinical trials and large multiple site trials to fewer full-service CROs. For the year ended December 31, 1996, the Company's top ten customers accounted for approximately 41% of the Company's combined net revenue. One customer of the Company, a large international pharmaceutical company with revenues in excess of $1.0 billion, accounted for approximately 12% of net revenues for the year ended December 31, 1996. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customers would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

                                     BACKLOG

         The Company reports backlog based on anticipated net revenues from uncompleted projects which have been authorized by the client, through a written contract or otherwise. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. In certain cases, the Company will commence work on a project prior to finalizing a letter of intent or contract. Contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Termination or delays can result from a number of factors, many of which are beyond the Company's control. Delayed contracts remain in the Company's backlog pending determination of whether to continue, modify or cancel the contract.

         The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize net service revenue included in backlog. As of December 31, 1996, the Company's backlog was approximately $25.7 million compared to approximately $19.4 million at December 31, 1995. One contract of the Company accounted for approximately $9.1 million of the backlog at December 31, 1996. The Company anticipates that approximately $5.4 of the December 31, 1996 backlog will be realized after December 31, 1997. The $25.7 million of backlog as of December 31, 1996 includes $2.0 million of a $20.0 million Phase II and Phase III trial, for which the Company has a signed letter of intent. This contract is with the client which accounted for approximately 12% of net revenues in 1996. The $2.0 million included in backlog represents the anticipated revenue to be earned for the initial phase of this contract.

                                   COMPETITION

         The Company competes primarily against pharmaceutical companies' own in-house research departments, CROs and universities and teaching hospitals. The CRO industry includes several hundred small, limited-service providers, several medium-sized CROs, and a few full-service global drug development companies. The Company believes that it is one of the few CROs that can provide comprehensive international drug development services in competition with the largest full-service global drug development companies. The CRO industry is consolidating and, in recent years, several large, full-service competitors have emerged. This trend of industry consolidation may result in greater competition among the larger CROs for clients and possible candidates for further consolidation for these larger CROs. Such large, full-service competitors may have substantially greater capital, technical and other resources, may be better known and may have more experienced personnel than the Company. The Company's major competitors include: Covance, Inc.; Parexel International Corporation; Quintiles Transnational Corporation; ClinTrials Research Inc.; Pharmaceutical Products Development Corporation; Huntington International Holdings plc; and IBAH, Inc.

        CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, specialty preclinical capabilities, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability, and in certain markets price is a significant factor.

         The Company possesses an exclusive license to a U.S. patent awarded to Ohio University, covering DNA Microinjection, which is utilized in providing its specialty transgenic based services.

                              GOVERNMENT REGULATION

         The Company's operations are subject to numerous regulatory requirements designed to assure the quality and integrity of its drug development services. In recent years, these regulations have become more numerous and stringent, reflecting an increased public concern about the dangers of potentially toxic drugs, chemicals and other substances. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company.

         The industry standard for conducting biological testing is embodied in regulations called "Good Laboratory Practices." GLP has been adopted by the Environmental Protection Agency ("EPA") and the FDA in the United States and the Minister des Affaires Sociales et de la Solidarite Nationale in France. GLP stipulates requirements for facilities, equipment and professional staff. The regulations mandate standardized procedures for controlling studies, for recording and reporting data and for retaining appropriate records. The EPA, FDA and any other governmental agency with the authority to control marketing approval for new products can reject test results if they do not comply with GLP. The Company monitors ongoing compliance with GLP standards. Additionally, Organization of Economic Cooperation and Development ("OECD") member countries (including France) must adopt GLP principles laid down by the OECD as indicated in Directive 87/18/EEC.

         In addition, the Company is subject to scrutiny by many regulators regarding its laboratories and materials. On the federal level in the United States, the Company is regulated by the Department of Transportation ("DOT"), Occupational Safety and Health Administration ("OSHA"), Nuclear Regulatory Commission ("NRC") and the Drug Enforcement Administration ("DEA"). At the state level, the Company is monitored by the Commonwealth of Pennsylvania Department of Labor and Industry and the Pennsylvania Department of Environmental Resources. In addition, certain of the Company's European operations are subject to certain regulations in France similar to the aforementioned federal and state regulations.

         In addition to the regulatory framework and GLP standards for preclinical drug development services, the Company is and may be subject to regulation under federal, state and foreign law, including requirements regarding occupational safety, laboratory practices, the care and use of animals in experimentation and testing, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and may be subject to other present and future local, state, federal and foreign regulation, including future regulation of the preclinical drug development industry, the biotechnology field and the biological testing industry.

         The clinical services provided by the Company are ultimately subject to FDA regulation in the United States and comparable agencies in other countries, although the level of applicable regulation in other countries is generally less comprehensive than regulation present in the United States. The industry standard for conducting clinical research and development studies is embodied in regulations and guidelines called "Good Clinical Practices." Although the FDA has not formally adopted a single GCP guideline, certain provisions of GCP have been included in FDA regulations. In Europe, all work is carried out in accordance with the EU Note For Guidance, "Good Clinical Practice for Trials on Medicinal Products in the European Community." As a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations include: (i) complying with FDA regulations governing the selection of qualified investigators; (ii) obtaining specific written commitments from the investigators; (iii) verifying that patient informed consent is obtained; (iv) monitoring the validity and accuracy of data; (v) verifying drug or device accountability; and (vi) instructing investigators to maintain records and reports. The Company must also maintain reports for each study for specified periods for inspection by the study sponsor and the FDA and other applicable regulatory authorities during audits. Non-compliance with GCP can result in the disqualification of data collected during the clinical trial.

         The Company's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region where they will be used. FDA regulations and guidelines serve as a basis for the North American standard operating procedures. The Company has developed operating procedures in accordance with local requirements and in harmony with the North American and European operations. The Company has implemented common standard operating procedures across geographic regions to assure consistency whenever it is feasible and appropriate to do so. Complete external auditing services are provided by the Company's U.S. and European operations.

                        POTENTIAL LIABILITY AND INSURANCE

         The Company attempts to manage its potential liability by obtaining indemnity provisions in its contracts with clients and with investigators hired by the Company on behalf of its clients. These indemnities generally do not, however, protect the Company against certain of its own actions such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured, so that the Company bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. In addition to such indemnification provisions, the Company maintains limited coverage for professional service liability insurance. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or in excess of its insurance coverage or where the indemnity, although applicable, is not performed in accordance with its terms.

         The Company's believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards ("IRBs") and the need to obtain each patient's informed consent. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent committee that includes both medical and nonmedical personnel and is obligated to protect the interests of patients enrolled in the trial. After the trial begins, the IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consent.

                              INTELLECTUAL PROPERTY

         The Company has an exclusive commercial license to a U.S. patent awarded to Ohio University in October 1989 covering DNA Microinjection, which is the method of gene transfer widely employed for the successful development of transgenic animals in several mammalian species. The Company has granted several non-exclusive sublicenses for a variety of applications under this patent. The Company, as it becomes aware of activities potentially infringing on its commercial rights as the exclusive commercial licensee for the Ohio University DNA Microinjection patent, takes appropriate action to curtail infringing activities. There can be no assurance, however, that the Company's actions will result in proof of infringement, curtailment of the potentially infringing party's activities, or that the potentially infringing party will become properly licensed and, thereby, financially obligated to the Company. Further, there can be no assurance that technology circumventing the DNA Microinjection process may not be developed in the future; nor can there be any assurance that if such technology is developed that the Company would be able to continue to practice the processes contained in the DNA Microinjection patent or that the Company would be able to obtain licenses for such new technology on reasonable terms, if at all. Outside of the U.S., the DNA Microinjection process is non-proprietary; however the commercialization of any products in the United States using the DNA Microinjection process are protected by the patent. The license has a term equal to the life of the last to expire of all patents covered by the license, unless earlier terminated by either party for cause.

                                     NEXTRAN

         On August 29, 1994, the Company, through a wholly-owned subsidiary, entered into a Joint Venture Agreement (the "Joint Venture Agreement") with Baxter Transplant Holdings, Inc. ("Holdings"), a wholly owned subsidiary of Baxter Healthcare Corporation ("Baxter"), which is a subsidiary of Baxter International, Inc. ("Baxter International"). Under the Joint Venture Agreement, the Company and Holdings formed Nextran, a Delaware general partnership ("Nextran"), in which the Company had a 30% partnership interest and Holdings had a 70% partnership interest. In connection with the formation of Nextran, the Company contributed $2.5 million in cash and certain rights under patent licenses, research agreements, and other intangible assets related to its xenograft (animal to human) organ transplantation and blood substitute programs, including certain limited rights to practice under the DNA Microinjection patent specifically within the xenograft and hemoglobin blood substitute fields of use. In addition, the Company contributed laboratory and office space in Princeton, New Jersey, swine research facilities near Athens, Ohio and certain related equipment and other related assets with a net book value of $2.4 million to Nextran. Baxter contributed to Nextran $20 million in cash and certain rights under research and product marketing programs between Baxter and various third parties related to certain of its transplantation programs.

         Pursuant to the terms of the Purchase Agreement, dated September 22, 1995, as amended, the Company consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc., a wholly-owned subsidiary of Baxter, for a cash purchase price of $18 million. In connection with this transaction, in the third quarter of 1995, the Company eliminated its investment in Nextran and recorded an estimated non-recurring gain, net of expenses, income taxes and related accruals, of approximately $17.3 million. Additionally, in the event that Nextran develops and commercializes hemoglobin blood substitutes using technologies licensed to Nextran by the Company, the Company will receive royalty income of 3% of end product sales.

         The obligations of the subsidiary under the Joint Venture Agreement, an asset transfer agreement and other related documents have been guaranteed by the Company. Such guarantees expired on August 29, 1995, with the exception of certain environmental representations and warranties which expire on August 29, 1997.

                        RESEARCH AND DEVELOPMENT EXPENSES

         As the result of the sale of the Company's interest in Nextran as well as the change in the strategic focus of the Company, the Company's research and development expenses have decreased significantly since 1994. Research and development expenses for 1996, 1995 and 1994 were approximately $500,000, $1.1 million and $3.9 million, respectively.

                                    EMPLOYEES

         As of December 31, 1996, the Company employed 396 individuals on a full-time basis. None of the Company's U.S. employees are represented by trade unions. All of the employees of its European preclinical operations, except senior management, are represented by a legal trade union. These employees are governed by an agreement, which is subject to renegotiation on an annual basis. Although no employees of the European clinical operations are covered by a trade union, many of its employees for its European clinical operations have written contracts with the Company in accordance with local law. The Company believes that it maintains good relations with its employees.

                          BUSINESS SEGMENT INFORMATION

         For information on amounts of revenue, operating profit and loss and identifiable assets attributable to the Company's operations, see Note 18 of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES
-------  ----------

         The Company's corporate headquarters is located in Raritan, New Jersey. The lease on this facility expires in February 1998 with a renewal option for an additional one year period.

         The Company's U.S. preclinical operations are located in two adjacent facilities near Scranton, Pennsylvania. One facility is approximately 21,000 square feet and is leased through August 1999. The other, a 20,000 square foot facility, is owned subject to a mortgage. The Company owns and operates approximately 100,000 square feet of facilities on approximately nine acres near Lyon, France for its preclinical operations in Europe. The Company has an option to purchase land adjacent to these facilities.

         The Company also operates in Princeton, New Jersey in a facility which houses administrative offices and research laboratories for its specialty transgenic services. The Company shares this facility with Nextran and its current agreement with Nextran allows for the sharing of the Princeton facility for its transgenic services operations until August 1999. To accommodate expansion opportunities, the Company has a lease on approximately 5,700 square feet at a facility adjacent to the Nextran facility. This leases expires in May 2000.

         The Company maintains its European clinical headquarters in Cham, Switzerland, which lease expires in March 31, 2000. The Company's U.S. clinical operations are conducted out of Austin, Texas, which lease expires in February 28, 2001. The Company also maintains offices in Mannheim, Germany and Vilnius, Lithuania for its clinical operations in Europe.

         The Company also leases a facility in Dusseldorf, Germany which lease expires in August 1, 2001. This facility is utilized for Phase I and Phase II trials and is the information systems, data management and biostatistical center. The Company also maintains offices for its clinical operations in France and Israel.

         The Company believes that the space it leases is adequate for its operations and that the leases generally reflect market rates in their respective geographic areas.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
-------  ----------------------------------

         The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

         PAUL J. SCHMITT, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Schmitt has served as Chairman of the Board of Directors since October 1994. Mr. Schmitt joined the Company as President and Chief Executive Officer in November 1988. Mr. Schmitt was elected as a Director of the Company in November 1988. From May 1986 to October 1988, Mr. Schmitt was President of Biolectron, Inc., a medical device company. Prior to joining Biolectron, Mr. Schmitt was with the BOC Group, PLC, an industrial gas and health care company, where, from October 1981 until May 1986, he served as Vice President and General Manager in BOC's health care group. Mr. Schmitt received his B.S. degree in finance from Lehigh University and his M.B.A. degree from Rutgers University. Mr. Schmitt is 45 years old.

         JACK BARBUT, SC.D., VICE CHAIRMAN AND PRESIDENT, CLINICAL SERVICES. In connection with the Acquisition in December 1996, Dr. Barbut was appointed as Vice Chairman and President, Clinical Services of the Company and was elected to the Board of Directors of the Company. Prior to the Acquisition, Dr. Barbut founded the BioClin Group in 1979 and oversaw its operations thereafter. Dr. Barbut received his Sc.D. degree in systems engineering from The Polytechnic Institute in Lausanne, Switzerland. Dr. Barbut is 44 years old.

         JOHN G. COOPER, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Mr. Cooper has served as Senior Vice President and Chief Financial Officer of Chrysalis since June 1996. He was Vice President, Chief Financial Officer, Treasurer and Secretary from February 1991 to June 1996 and has been the Company's principal financial officer since January 1989. Prior to joining the Company, Mr. Cooper served in several senior corporate financial management positions for Electro-Nucleonics, Inc., a public medical diagnostics company, since March 1984. Previously, Mr. Cooper held financial positions with C.R. Bard, Inc., a health care company, from July 1982 to March 1984. Mr. Cooper is a Certified Public Accountant and received his B.S. degree in commerce from Rider University. Mr. Cooper is 38 years old.

         LEIF MODEWEG, D.V.M., PRESIDENT, PRECLINICAL SERVICES. Dr. Modeweg has served as President of Preclinical Services of the Company since September 1, 1994. Dr. Modeweg has also served as President of the European preclinical operations since December 1992. From June 1989 to December 1992, he served as Managing Director of Hazleton France, predecessor to the European preclinical operations. From 1980 to 1989, Dr. Modeweg was employed by Bioresearch Laboratories, a contract preclinical drug development services organization in Montreal, Canada, and served as Vice President from 1988 to 1989. From 1972 to 1980, he served as a toxicologist and department head for Toxicology for Novo Industri A/S, the leading pharmaceutical company in Denmark. Previously, Dr. Modeweg was employed by the Danish Institute for Biochemical Research and Development. Dr. Modeweg received his D.V.M. degree from the Royal Veterinary University, Copenhagen, Denmark. Dr. Modeweg is 59 years old.

         J. CHRISTIAN JENSEN, PH.D., PRESIDENT, INTERNATIONAL SERVICES. In connection with the Acquisition in December 1996, Dr. Jensen was appointed as President, International Services of the Company, with worldwide responsibility for business development, integrated project management and information systems, and was elected to the Board of Directors of the Company. Dr. Jensen joined the BioClin Group in 1991 and, prior to the Acquisition, served as President of the BioClin Group's European operations and Chief Operating Officer of the BioClin Group. Dr. Jensen served as Human Pharmacology Expert from 1989 to 1991 and Pharmacological and Medical Expert from 1986 to 1989 at Sandoz Pharma Ltd. From 1981 to 1986 he was a pharmacologist and toxicologist at the University of Bonn Medical Clinics. In 1986, Dr. Jensen became an associate professor of Clinical Pharmacology at the University of Bonn and received his B.S. degree in Biology from Baker University and a Ph.D. degree in Pharmacology and Toxicology from the University of Kansas. Dr. Jensen is 46 years old.

         There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was appointed. Each executive officer serves until their successor is duly appointed and qualified.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

         As of the close of business on March 17, 1997 there were 3,859 holders of record of Common Stock. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in 1988. The Company currently intends to retain its earnings, if any, to finance its future development and growth and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

         The Common Stock is traded on The Nasdaq National Market. The symbol is CRLS.

         The Company's Common Stock commenced trading on December 11, 1991. The table below sets forth the high and low closing prices by quarter during 1996 and 1995.

   Quarter 1996        High           Low       Quarter 1995        High           Low
   ------------        ----           ---       ------------        ----           ---
        1st          $5-3/4        $3-1/2           1st           $5-1/8        $3-3/8
        2nd           8-1/2         4-1/4           2nd            4-1/8         3-1/4
        3rd           6-5/8         4-5/8           3rd            4-1/2         2-7/8
        4th           5-3/4         4               4th            4-7/16        3-3/8




ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                                              YEARS ENDED DECEMBER 31,
                                                            1996               1995               1994              1993
                                                         -----------       ------------       ------------       -------
STATEMENT OF OPERATIONS DATA:                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                                             $    41,487       $     39,609       $     36,188       $    30,894
Operating costs and expenses:
     Direct costs                                             27,313             27,691             25,499            22,342
     Research and development                                    528              1,063              3,940             9,876
     General, administrative and marketing                    10,942              9,631              9,975             9,515
     Depreciation and amortization                             2,780              2,907              3,594             3,683
     Special charge(1)                                            --                 --                 --             7,095
     Business combination costs(3)                             3,649                 --                 --                --
                                                        -------------     --------------     --------------     -------------
                                                              45,212             41,292             43,008            52,511
     Loss from operations                                     (3,725)            (1,683)            (6,820)          (21,617)
                                                        -------------     --------------     --------------     -------------
     Other income (expense), net                                 742               (635)              (525)             (231)
     Net loss before equity in net loss of Nextran,
         gain on sale of Nextran and taxes                    (2,983)            (2,318)            (7,345)          (21,848)
     Equity in net loss of Nextran(2)                             --              2,700              1,329                --
     Gain on sale of Nextran, net of income taxes(2)              --             17,266                 --                --
     Income tax expense (benefit)                                477               (177)               390               (22)
                                                        -------------     --------------     --------------     -------------
         Net income (loss)                                $   (3,460)      $     12,425        $    (9,064)       $  (21,826)
                                                        =============     ==============     ==============     =============

     Earnings (loss) per share                             $   (0.31)         $    1.06          $   (0.82)        $   (1.99)
                                                        -------------     --------------     --------------     -------------
     Shares used in computing per share amount                11,307             11,675             11,046            10,973
                                                        =============     ==============     ==============     =============

BALANCE SHEET DATA:
     Cash, cash equivalents and investments              $    13,470       $     23,102       $      6,234       $    14,592
     Restricted cash                                           5,010                777              1,724             1,430
     Accounts receivable, net                                 10,788             10,907              9,340             7,546
     Property, equipment and leasehold
         improvements, net                                    15,963             17,806             18,548            19,391
     Intangible assets, net                                      953              1,035                991             1,252
     Investment in Nextran(2)                                     --                 --              3,844                --
     Other assets                                              1,759              1,797              1,454             2,377
                                                        -------------     --------------     --------------     -------------
         Total assets                                    $    47,943       $     55,424       $     42,135       $    46,588
                                                        =============     ==============     ==============     =============

     Current liabilities, excluding debt                      17,501             15,292             16,047            13,443
     Short-term debt                                          11,238             11,559              9,876             8,145
     Current portion of long-term debt                           180                744                784             3,691
     Long-term debt, excluding current portion                 2,376              7,830              8,502             6,131
     Deferred income taxes                                     2,053              2,059              2,075             1,965
     Other liabilities                                         1,054                948              1,180             1,758
     Total stockholders' equity                               13,541             16,992              3,671            11,455
                                                        -------------     --------------     --------------     -------------
         Total liabilities and stockholders' equity      $    47,943       $     55,424       $     42,135       $    46,588
                                                        =============     ==============     ==============     =============

---------------
(1) In the third quarter of 1993, the Company initiated a plan to suspend research and development efforts on its hemoglobin blood substitute program and thereby downsized and reorganized its operations. In accordance with this decision, the Company recorded a special charge of $7.1 million.









(2) On August 29, 1994, the Company, through a wholly-owned subsidiary, entered into a Joint Venture Agreement with Baxter to form Nextran, a partnership in which the Company had a 30% partnership interest. On September 22, 1995, the Company consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc. for a cash purchase price of $18 million. As a result of the sale of its partnership interest in Nextran, the Company recorded a non-recurring gain, net of expenses, income taxes and related accruals of approximately $17.3 million. See Note 7 of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

(3) In the fourth quarter of 1996, the Company recorded business combination costs of approximately $3.6 million for costs incurred as a result of its acquisition of the clinical drug development business on December 18, 1996. See Note 5 of the Notes to Consolidated Financial Statements included in
     Part IV of this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

GENERAL SUMMARY

         The Company is an international contract research organization providing a broad portfolio of integrated drug development services primarily to the pharmaceutical and biotechnology industries. This portfolio of drug development services includes preclinical and clinical capabilities that enable the Company to manage a comprehensive drug development program or a client's specific requirements. The Company utilizes its international expertise and experience in preclinical and clinical services to provide a coordinated approach for a client to transition its drug through various preclinical to clinical stages of development thereby minimizing certain delays which typically occur before a new drug is introduced to the market. In addition, the Company is the only CRO that is currently able to use its proprietary transgenic and other related technology to provide services for its clients that require transgenic animal models for the evaluation of therapeutic lead compounds for further development and for genomics research in order to determine the function of human genes and identify gene targets implicated in disease. The Company generates substantially all of its revenues from its drug development services and currently provides services for more than 250 clients in 26 countries.

         On December 18, 1996, the Company issued 2,632,600 shares of Common Stock in connection with the acquisition by the Company of all of the outstanding capital stock of, or equity interests in, BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation. The Acquisition is being recorded using the "pooling-of-interests" method of accounting. In connection with the Acquisition, the Company incurred business combination costs aggregating approximately $3.6 million.

         Chrysalis is also the exclusive commercial licensee of a U.S. patent covering DNA Microinjection, the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animals. The Company utilizes this license for its drug development services and grants sublicenses for the use of this technology. These sublicenses entitle the Company to receive revenues consisting of fees and, in certain cases, royalties.

         The Company's financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between non-U.S. currencies and the U.S. dollar will affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting the Company's financial results. Approximately 68% of the Company's revenues are from operations outside the U.S. Approximately 48% of the Company's revenues for the year ended December 31, 1996 are from operations in France and are denominated in French Francs; accordingly, fluctuations in the exchange rate between the French Franc and the U.S. dollar may have a material effect on the Company's operating results. See "-- Liquidity and Capital Requirements -- Exchange Rate Fluctuations."

         In addition, the Company may be subject to foreign currency transaction risk when the Company's multi-country contracts are denominated in a currency other than the currency in which the Company incurs the expenses related to such contracts. For such multi-country drug contracts, the Company seeks to require its client to incur the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. To the extent the Company is unable to require its clients to incur the effects of currency fluctuations, these fluctuations could have a material effect on the results of operations of the Company. The Company does not currently hedge against the risk of exchange rate fluctuations.

         The Company's contracts are typically fixed price contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. Certain of the Company's contracts are subject to cost limitations which cannot be exceeded without client approval. Because, in many cases, the Company bears the risk of cost overruns, unbudgeted costs in connection with performing these contracts may have a detrimental effect on the financial results of the Company. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made.

         The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, most of the Company's contracts provide for an early termination fee, the amount of which usually declines as the work progresses. The loss of a large contract or the loss of multiple contracts, however, could adversely affect the Company's future revenues and profitability. In addition, termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug being tested, adverse patient reactions to the drug being tested, or the client's decision to not proceed with a particular trial.

         Revenue for contracts extending over more than one accounting period is recognized on a percentage of completion basis as work is performed. Revenue is affected by the mix of trials conducted and the degree to which effort is expended. The Company will incur travel costs and may subcontract with third-party investigators in connection with multi-site clinical trials. These costs are passed through to clients and, in accordance with industry practice, are included in service revenue. The costs may vary significantly from contract to contract; therefore, changes in service revenue may not be indicative of trends in revenue growth. Accordingly, the Company considers net service revenue, which consists of service revenue less these costs, as its primary measure of revenue growth.

        The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentration of business is not uncommon within the CRO industry. For the year ended December 31, 1996, the Company's top ten customers accounted for approximately 41% of its combined net revenue. One customer accounted for approximately 12% of the Company's net revenues in fiscal 1996. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customer would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

         The Company's quarterly operating results may fluctuate as a result of various factors, such as delays experienced in implementing or completing particular services and termination of services. Since a substantial portion of the Company's operating costs are relatively fixed, while revenue is subject to fluctuations, minor variations in the timing of services or the progress of services may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for the next quarter.

         On August 29, 1994, the Company, through a wholly-owned subsidiary, entered into the Joint Venture Agreement with Holdings, a wholly-owned subsidiary of Baxter, which is a subsidiary of Baxter International. Under the Joint Venture Agreement, the Company and Holdings formed Nextran, a Delaware general partnership, in which the Company had a 30% partnership interest and Holdings had a 70% partnership interest. Pursuant to the terms of the Purchase Agreement, dated September 22, 1995, as amended, the Company consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc., a wholly-owned subsidiary Baxter, for a cash purchase price of $18 million. As a result of these transactions, the Company is no longer required to use its resources to fund the development of its organ transplantation or blood substitute programs. Historically, these programs have accounted for a substantial portion of the Company's research and development expenses, capital expenditures, working capital and accumulated deficit. Prior to the sale of its partnership interest in Nextran, the Company recorded its share of Nextran's financial results of operations in its consolidated financial statements according to the equity method of accounting.

         In 1995, the Company elected to discontinue providing services for Phase I trials in the United States and to focus its resources on services for Phase II through Phase IV trials and related data management services in the United States. Net revenues related to these Phase I services in the United States were approximately $3.5 million for the year ended December 31, 1995. The Company has not generated any revenue for Phase I services in the United States for fiscal 1996. The Company retains its capability to provide services for Phase I trials for its clients through its operations in Dusseldorf, Germany.

RESULTS OF OPERATIONS

REVENUES BY BUSINESS AND GEOGRAPHIC REGION

                                                               REVENUES ($000'S)
                                              1996                    1995                    1994
                                     ----------------------  ----------------------  -------------------
Preclinical                                  29,090                  24,396                  25,775
Clinical                                     11,883                  14,286                   9,659
Licensing/Other                                 514                     927                     754
                                            -------                 -------                 -------
  Total                                      41,487                  39,609                  36,188
                                            =======                 =======                 =======

International                                28,322                  24,890                  22,743
North America                                12,651                  13,792                  12,691
Licensing/Other                                 514                     927                     754
                                            -------                 -------                 -------
  Total                                      41,487                  39,609                  36,188
                                            =======                 =======                 =======



         Fiscal year ended December 31, 1996 as compared to the fiscal years ended December 31, 1995 and December 31, 1994.

         Revenues. Revenues were $41,487,000 for 1996 compared to $39,609,000 and $36,188,000 for 1995 and 1994, respectively. The increase of 4.7% in revenues from 1995 to 1996 was due to an increase in business activity for the preclinical drug development services in both the European and U.S. marketplace. This increase in preclinical services was offset by a decrease in revenues from clinical services. The Company believes the increase in preclinical business activity is a result of the improvement in the pharmaceutical and biotechnology industries outsourcing trends and expanded cash reserves within the biotechnology sector. The decrease of approximately $2,400,000 in revenues for the clinical business was due to the decision in 1995 to discontinue providing services for Phase I trials in the U.S. which represented approximately $3,500,000 in revenues for the clinical business in 1995. In addition, revenues for the clinical business in 1996 were adversely affected by senior managements' involvement in the negotiation and consummation of the Acquisition and, consequently, having less opportunity than in 1995 to devote to business development and marketing the clinical business.

         The increase of 9.5% in revenues from 1994 to 1995 was primarily a result of an increase in the volume and scope of clinical research projects in both the U.S. and European operations, offset by a decrease in revenues from the preclinical business. The majority of the increase in revenues from the clinical business was related to a contract with the clinical business' largest customer, and a favorable effect amounting to approximately $943,000 for 1995 compared to the same period in 1994 from the currency translation of the clinical business' European revenues from German Marks and Swiss Francs to U.S. dollars. The decrease in preclinical business revenues from 1994 to 1995 was primarily a result of reduced research and development activity requiring preclinical development services as a result of (i) government price control pressures on pharmaceutical companies, (ii) increased consolidation in the pharmaceutical industry causing delays in decisions that effect current preclinical drug development efforts, and (iii) the effect of a difficult financial environment (beginning in 1993 and ending in mid-1995) for biotechnology companies requiring those companies to allocate cash resources to existing drug candidates rather than developing new candidates which would require preclinical services. This decrease was offset by a favorable effect amounting to approximately $2,004,000 for the year ended December 31, 1995 compared to the same period in 1994 from the currency translation of French Francs to U.S. dollars.

         Operating Expenses. Direct costs were $27,313,000 or 66% of net revenues for 1996, compared with $27,691,000 or 70% of net revenues for 1995. For 1994 direct costs were $25,499,000 or 70% of net revenues. Although direct costs remained relatively unchanged on a Company-wide basis for 1996 as compared to 1995, direct costs associated with preclinical business increased as a result of additional business activity, which resulted in an increase in variable costs such as materials and supplies, offset by a decrease in direct costs for the clinical business primarily due to the decision to discontinue providing services for Phase I trials in the U.S.

         The increase in direct costs of $2,192,000 from 1994 to 1995 was primarily due to an unfavorable effect from the currency translation from French Francs to U.S. dollars. The direct costs for the Company's European preclinical operations increased by approximately $291,000 in 1995 compared to the same period in 1994 due to the unfavorable effect of the currency translation, despite the fact that actual direct costs for the Company's European preclinical operations decreased, on a U.S. dollar-to-U.S. dollar basis, by approximately $1,244,000 since 1994 when applying the 1994 French Franc translation rate as a constant to both the 1995 and 1994 expense levels. The increase in direct costs was also a result of (i) Company-wide investment in personnel and infrastructure to accommodate anticipated growth and to enhance the quality of services offered and (ii) an expense recorded in association with a cost reduction program in Europe. The increase in these direct costs was offset by a decrease in personnel due to the decision to discontinue providing services for Phase I trials in the U.S. The decrease in direct costs as a percent of revenues for 1996 is due to the leveraging of a base cost structure of personnel and related infrastructure which supported a higher level of business in 1996 than experienced during 1995 and 1994.

         Research and development expenses in 1996 decreased to $528,000 from $1,063,000 in 1995, which decreased from $3,940,000 in 1994. The decrease in research and development expenses for 1996 compared to 1995 was primarily the result of the shift in the strategic focus of the Company's transgenic animal services from the internal development of transgenic animal models to providing commercial specialty drug development services. The decrease in these expenses in 1995 compared to 1994 was primarily the result of the transfer of the Company's biotechnology programs to Nextran in August 1994.

         General, administrative and marketing expenses increased to $10,942,000 in 1996 from $9,631,000 in 1995, which remained relatively unchanged from $9,975,000 in 1994. The increase in these expenses from 1995 to 1996 was primarily the result of an increase in costs for expansion of operations in Eastern Europe, additional personnel for accounting, business development, administration and information systems, increased personnel related costs and increased sales, marketing and advertising expenses. Although these costs remained unchanged from 1994 to 1995, included in 1994 were (i) $572,000 of non-recurring general and administrative expenses, the majority of which were associated with the formation of Nextran, and (ii) expenses for activities in support of Nextran, while 1995 included (i) an increase in costs as a result of the currency translation from French Francs to U.S. dollars and (ii) increased expenses associated with sales and marketing, administration and information systems in preclinical and clinical operations.

         Depreciation and amortization decreased to $2,780,000 in 1996 from $2,907,000 in 1995 and $3,594,000 in 1994. The decrease from 1994 to 1995 was a result of the transfer of assets resulting from the Nextran transaction.

         Business Combination Costs. The Company incurred costs associated with the Acquisition aggregating $3,649,000. These costs include expenses associated with the acquisition of the clinical business, the name change from DNX Corporation to Chrysalis and certain other related items. As of December 31, 1996, $1,380,000 of these costs remain to be paid and are classified as accrued expenses in the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

         Other Income (Expense). Other income (expense) represented income of $742,000 in 1996 compared to expense of $635,000 for 1995 and expense of $525,000 for 1994. The primary reasons for the improvement in other income (expense) in 1996 were interest income of $1,187,000 earned as the result of higher cash balances primarily resulting from the sale of Nextran in the third quarter of 1995 and foreign currency gain of $517,000 primarily as a result of exchange rate fluctuations between the German Mark and Swiss Franc associated with short-term borrowings of the Company's German operations denominated in Swiss Francs. The Company repaid this debt denominated in Swiss Francs in 1997. Such income was offset primarily by interest expense of $1,445,000 on outstanding debt. The increase in other expense from 1995 to 1994 primarily resulted from an increase of $240,000 in interest expense as a result of higher outstanding debt balances and a foreign currency loss of $292,000 as a result of exchange rate fluctuations between the German Mark and Swiss Franc associated with short-term borrowings of the Company's German operations denominated in Swiss Francs.

         Equity In Net Loss Of Nextran. As a result of its minority equity ownership in Nextran, the Company recorded its share of Nextran's financial results in its consolidated financial statements based on the equity method of accounting. As a result of the sale of its partnership interest in Nextran, the Company no longer records a share of Nextran's financial results of operations in its consolidated financial statements subsequent to September 30, 1995. The Company's share of Nextran's loss amounted to $2,700,000 for the period ended September 30, 1995, as compared to $1,329,000 for the period from August 29, 1994 (the date of formation of Nextran) through December 31, 1994.

         Gain on Sale of Nextran. As a result of the sale of its partnership interest in Nextran, in the third quarter of 1995 the Company eliminated its investment in Nextran and recorded a non-recurring gain, net of expenses, estimated income taxes of $200,000 and related accruals, of $17,266,000.

         Taxes. The Company's foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in such countries which in general may not be offset by losses from operations in other countries. As a result, primarily for its French operations, the Company recorded provisions for income taxes of $477,000 in fiscal 1996 compared to an income tax benefit in 1995 of $177,000 and a provision for income taxes in 1994 of $390,000.

         The impact from United States federal income taxes is currently not significant due to the Company's available net operating loss carryforwards. At December 31, 1996, the Company has available net operating loss carryforwards of approximately $25,396,000 for United States federal income tax purposes. Such loss carryforwards expire through 2011. The Company also has research and development tax credit carryforwards of approximately $3,000,000 for U.S. federal income tax reporting purposes which are available to reduce U.S. federal income taxes, if any, through 2010. The Company has alternative minimum tax credit carryforwards of approximately $164,000 for U.S. federal income tax purposes which are available to reduce U.S. federal income taxes, if any. These tax credits have an unlimited carryforward period. The Company's acquisition of the clinical drug development business, resulted in an ownership change under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company's ability to utilize its net operating loss carryforwards to offset operating profits may be subject to certain limitations in the future under the Code. These net operating loss carryforwards may not be utilized to offset profit in other countries.

QUARTERLY RESULTS

         The Company's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant preclinical and clinical trials, termination of preclinical and clinical trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically subject to the control of the Company. Since a large amount of the Company's operating costs are relatively fixed while its revenues are subject to fluctuation, minor variations in the commencement, progress or completion of preclinical and clinical trials may cause significant variations in quarterly operating results.

         The following table presents unaudited quarterly operating results for each of the fiscal quarters of 1996. In the opinion of the Company, this information has been prepared on the same basis as the audited consolidated financial statements and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the consolidated audited financial statements and notes thereto included in Part IV of this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.


                                                                       QUARTER ENDED ($000'S)
                                        ------------------------------------------------------------------------------------
                                                                                                                Adjusted
                                              March 31,     June 30,      September 30,      December 31,      December 31,
                                                1996          1996            1996               1996             1996(a)
                                                ----          ----            ----               ----             ----

Net revenues                                  $9,597       10,426             11,089             10,375            10,375
Operating expenses:
         Direct costs                          6,272        6,816              7,379              6,846             6,846
         Research and development                103          130                 92                203               203
         General, administrative and           2,676        2,519              2,630              3,117             3,117
           marketing
         Depreciation and                        672          679                699                730               730
           amortization
         Business combination costs               --           --                 --              3,649                --
                                              ------       ------             ------            -------            ------
                                               9,723       10,144             10,800             14,545            10,896
Income (loss) from operations                  (126)          282                289            (4,170)             (521)
Other income (expense):
         Interest income                         315          272                309                291               291
         Interest expense                      (360)        (327)              (345)              (413)             (413)
         Foreign currency gain (loss)             67           65               (41)                426               426
         Other                                   121          140                108                114               114
                                              ------       ------             ------            -------            ------
                                                 143          150                 31                418               418
                                              ------       ------             ------            -------            ------
Income before income taxes                        17          432                320            (3,752)             (103)
Income tax expense                               129           86                244                 18                18
                                              ------       ------             ------            -------            ------
Net income (loss)                             $(112)          346                 76            (3,770)             (121)
                                              ======       ======             ======            =======            ======


------------------

(a) Excludes the impact of the business combination costs incurred in the fourth quarter of 1996 aggregating $3,649,000.

REVENUES BY BUSINESS AND GEOGRAPHIC REGION BY QUARTER


                                                           QUARTER ENDED ($000'S)
                                        ---------------------------------------------------------------------

                                              March 31,     June 30,      September 30,      December 31,
                                                1996          1996            1996               1996
                                                ----          ----            ----               ----
                                                                    (unaudited)
Preclinical                                   $7,001        7,319              7,286              7,484
Clinical                                       2,477        2,980              3,698              2,728
Licensing/Other                                  119          127                105                163
                                              ------       ------             ------             ------
  Total                                        9,597       10,426             11,089             10,375
                                              ======       ======             ======             ======
International                                  6,591        6,864              7,782              7,085
North America                                  2,887        3,435              3,202              3,127
Licensing/Other                                  119          127                105                163
                                              ------       ------             ------             ------
  Total                                        9,597       10,426             11,089             10,375
                                              ======       ======             ======             ======

LIQUIDITY AND CAPITAL REQUIREMENTS

         Cash Reserves. The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements,
(ii) its cash reserves, and (iii) its available lines of credit. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. As of December 31, 1996, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments, marketable debt securities and restricted cash) of $18,480,000, including $4,550,000 in escrow set aside for the payment of a portion of the outstanding short-term debt. The Company generated $4,279,000 from operating activities during 1996, and after the payment of $2,300,000 for business combination costs, cash from operating activities was $1,979,000. The Company's cash reserves decreased by $5,399,000 in 1996 primarily due to (i) the payment in December 1996 of approximately $4,000,000 of outstanding short-term borrowings of the acquired clinical business (see "-- Debt" below), (ii) the payment in December 1996 of approximately $1,400,000 to retire the outstanding balances of the Company's lines of credit in France and (iii) capital expenditures as described immediately below.

         Capital Expenditures. In 1996 the Company invested a total of approximately $1,800,000 in property and equipment, as compared to approximately $1,200,000 for fiscal 1995. This increase primarily reflects investments to provide specialty preclinical services, to expand clinical services and to enhance information systems capabilities. For 1997, the Company expects to invest approximately $4,000,000 to $5,000,000 in capital expenditures related to expansion of its clinical services, specialty and transgenic preclinical services and information systems and data management capabilities.

         Debt. In connection with the Acquisition on December 18, 1996, the Company acquired approximately $9.8 million of short-term borrowings outstanding under line of credit arrangements with various banks. The majority of such borrowings and credit arrangements were guaranteed by certain prior stockholders of the clinical business. One of the conditions of the closing of the Acquisition was the release of these guarantees. In order to satisfy this condition, on December 18, 1996, the Company paid approximately $4.0 million to reduce these short-term borrowings and transferred approximately $4.5 million into escrow for purposes of securing the future payment of the remaining personally guaranteed borrowings. The remaining outstanding balances under the lines of credit arrangements, including the personally guaranteed borrowings, were approximately $5.9 million at December 31, 1996. In January, the Company paid approximately $4.2 million, using the funds from escrow, to retire the remaining portion of personally guaranteed borrowings and terminated these lines of credit. The approximately $300,000 remaining in escrow was then released.
In 1997, the Company established a new $3.0 million line of credit with a Swiss bank. As of March 21, 1997, the outstanding balance under this line of credit was approximately $625,000.

         Additionally, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($2.0 million at the exchange rate in effect on December 31, 1996). At December 31, 1996 there were no short-term borrowings outstanding under these facilities as compared to 6.9 million French Francs ($1.4 million at the exchange rate in effect on December 31, 1995) at December 31, 1995.

         In December 1992, the Company acquired preclinical operations in France. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Notes"). The remaining unpaid principal balance as of December 31, 1996 of $5.0 million will be paid in December 1997. The payment of the Notes is secured by a pledge of the capital stock of the French operations, a pledge of certain assets, a guarantee by the Company and a security interest in fees and royalties payable to the Company under sublicenses of its proprietary DNA Microinjection technology. The Notes require prepayments in specified amounts upon the Company selling any portion of its interest in the preclinical business. The Notes contain various covenants, the most restrictive of which prohibit the payment of dividends by the preclinical business to the Company and the sale of any assets of the French operations that are not made in the ordinary course of business.

         In connection with its U.S. preclinical facility, in 1994 the Company secured (i) a $1.5 million 15-year mortgage with a bank, which required cash collateral of $180,000, and (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are also secured by mortgages on the property acquired. As a result of the Company's preclinical business achieving certain financial covenants, the cash collateral on the mortgage loan with the bank was released in 1995. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of December 31, 1996. Upon achievement of certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

         Capital Requirements. The Company believes that with its current financial resources it has the ability to meet its working capital requirements for the foreseeable future. The Company anticipates that its future capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for drug development services from the pharmaceutical and biotechnology industries. In addition, a $5.0 million payment on the principal balance of the Notes will be due in December 1997. The Company may also, from time to time, consider funding its capital requirements by issuing stock or other securities in public or private equity or debt financings. Additionally, the Company from time to time is engaged in discussions regarding strategic acquisitions of organizations providing various drug development services and may finance such an acquisition with its existing cash resources or by additional public or private debt or equity financings or through the issuance of stock. In the event that the Company seeks to issue stock or other securities or pursue any such acquisition requiring financing, there can be no assurance that the Company will be able to issue such stock or other securities or that any financing will be available to the Company or that such offering or financing will be available on acceptable terms. Also, there can be no assurance that the Company will consummate such an acquisition or obtain any such financing, or if consummated, that the Company will be able to issue such stock or other securities or obtain any such financing arrangements will satisfy a material portion of the Company's capital needs. Although the Company continually considers and evaluates potential acquisitions and related opportunities for growth, it does not have any understandings, arrangements or agreements with respect to any such acquisitions.

         As a former general partner of Nextran, the Company remains obligated with respect to certain environmental representations and warranties which expire on August 29, 1997. Such representations and warranties are also limited by certain financial indemnification provisions.

         The Company's working capital and other capital requirements will depend on numerous factors, including among others: success in increasing the Company's revenues and managing its operations; exchange rate fluctuations between the United States dollar and foreign currencies; capital expenditures for clinical and preclinical information system objectives; the level of Company resources devoted to management, marketing, information and data management capabilities and business and financial administration; technological advances; the status of competitors; the payment of remaining expenses for the acquisition of the clinical drug development business; and costs of potential future acquisitions.

EXCHANGE RATE FLUCTUATIONS

         Approximately 68%, 63% and 63% of the Company's net revenues for 1996, 1995 and 1994, respectively, were derived from the Company's operations outside the United States. The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

         The Company may be subject to foreign currency transaction risks when the Company's multi-country contracts are denominated in a currency other than the currency in which the Company incurs the expenses related to such contracts. For such multi-country contracts, the Company seeks to require its client to incur the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. To the extent the Company is unable to require its clients to incur the effects of currency fluctuations, these fluctuations could have a material effect on the results of operations of the Company.

         Translation adjustments are reported as a separate section of stockholders' equity. The Company generally does not hedge its currency translation and transaction exposure.

         Due to its preclinical operations in France, the percentage of the Company's total revenues recorded in French Francs is significant. For the fiscal years 1996, 1995 and 1994, the French operations accounted for approximately 48%, 44% and 51% of the Company's revenues, respectively. Accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from the French preclinical operations. Based on the assumption that the French preclinical operations will continue to represent a significant portion of the business of the Company, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the Company's revenues and an unfavorable impact on the Company's operating expenses due to the effect of such currency translation on the French preclinical operation's operating results; however, the appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses.

         For purposes of the Company's consolidated financial results, the results of operations of the French preclinical business denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                              FRENCH FRANC            U.S. DOLLAR PER
            PERIOD           PER U.S. DOLLAR           FRENCH FRANC
            ------           ---------------           ------------
             1996                5.1187                    .1954
             1995                4.9850                    .2006
             1994                5.5465                    .1803



The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal.

         In the first quarter of 1997, the U.S. dollar has strengthened against the French Franc, the German Mark and the Swiss Franc. As of March 21, 1997, the French Franc was 5.7145 per U.S. dollar. The strengthened U.S. dollar may have an impact on the Company's results of operations.

ACCUMULATED DEFICIT

         Since its inception in 1988 until the formation and subsequent sale of its partnership interest in Nextran in 1995, the Company expended substantial funds for research and development and capital expenditures. A significant portion of such expenditures were made to support the Company's organ transplantation and blood substitute research and development programs, which programs were transferred to the Nextran partnership. Historically, these expenditures accounted for a substantial portion of the Company's accumulated deficit.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations.

FORWARD LOOKING STATEMENTS

         The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange of 1934. These forward-looking statements are subject to certain risks and uncertainties described below, which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

         Factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the degree of the Company's success in obtaining new contracts; the scope and duration of drug development trials; the loss or downsizing of or delay in existing drug development trials; the Company's dependence on certain clients, especially its largest clinical client, which in 1996 accounted for approximately 12% of net revenues, and on the pharmaceutical and biotechnology industries; the Company's dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations; and the costs associated with integrating future acquired businesses. In addition, the Company's quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above as well as the costs associated with integrating the clinical and preclinical businesses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The information required by this Item 8 is set forth at pages F-1 through F-22 of the Consolidated Financial Statements contained in Part IV hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

         Information with respect to executive compensation is set forth in the Proxy Statement under the headings "Election of Directors -- Compensation of Directors" and "Election of Directors -- Compensation of Executive Officers," which information is incorporated herein by reference (except for the Report of the Compensation Committee on Executive Compensation and the Comparative Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Election of Directors -- Security Ownership of Certain Beneficial Owners and Management of Common Stock," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

        Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading, "Election of Directors -- Compensation Committee Interlocks and Insider Participation and Transactions" and "Election of Directors -- Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

         (a)   (1) and (2) Financial Statement and Financial Statement Schedules
               -----------------------------------------------------------------

               The responses to Items 14(a) (1) and (2) are set forth beginning at page F-1 of this Annual Report on Form 10-K.

               (3) Listing of Exhibits
               -----------------------

                  See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

         (b)   Reports on Form 8-K
               -------------------

               On December 18, 1996, the Company filed a Current Report on Form 8-K to report the consummation of the Acquisition.

         (c)   Exhibits
               --------

               The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.


         (d)   Financial Statement Schedules
               -----------------------------

               None.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, ITEM 14(a) (1) AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1996

                       CHRYSALIS INTERNATIONAL CORPORATION

                               RARITAN, NEW JERSEY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              ----------------------------------------------------

                                                                           Page
                                                                           ----

Independent Auditors' Report...............................................F-3

Consolidated Balance Sheets - December 31, 1996 and 1995...................F-4

Consolidated Statements of Operations - Years ended
  December 31, 1996, 1995 and 1994.........................................F-5

Consolidated Statements of Stockholders' Equity - Years
  ended December 31, 1996, 1995 and 1994...................................F-6

Consolidated Statements of Cash Flows - Years ended
  December 31, 1996, 1995 and 1994.........................................F-7

Notes to Consolidated Financial Statements -
  December 31, 1996, 1995 and 1994.........................................F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholders
Chrysalis International Corporation:

We have audited the accompanying consolidated balance sheets of Chrysalis International Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Nextran (a 30 percent owned general partnership) for the year ended December 31, 1994. The Company's equity in the loss of Nextran was $1,329,000 for the year ended December 31, 1994. The financial statements of Nextran were audited by other auditors in 1994 whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nextran in 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors in 1994 provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors in 1994, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chrysalis International Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

March 14, 1997

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  1996          1995
                                                                  ----          ----
                                     ASSETS

Current assets
    Cash and cash equivalents                                    $ 10,455       21,168
    Cash in escrow  (note 9)                                        4,550           --
    Short-term investments                                          2,518        1,001
    Marketable debt securities (note 2)                               101          386
    Trade accounts receivable, net (note 3)                        10,788       10,907
    Prepaid expenses and other current assets                       1,433        1,538
                                                                 --------      -------
         Total current assets                                      29,845       35,000

Property and equipment, net (notes 6 and 10)                       15,963       17,806
Marketable debt securities (note 2)                                   396          547
Intangible assets, net (note 8)                                       953        1,035
Other assets                                                          326          259
Restricted cash (note 10)                                             460          777
                                                                 --------      -------

                                                                 $ 47,943       55,424
                                                                 ========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings (note 9)                                 10,939       11,233
    Note payable - related party (note 14)                            299          326
    Current portion of long-term debt (note 10)                       180          744
    Accounts payable                                                3,386        3,173
    Accrued expenses (note 4 )                                      8,273        6,094
    Deferred revenue                                                5,842        6,025
                                                                 --------      -------
         Total current liabilities                                 28,919       27,595

Long-term debt, excluding current portion (note 10)                 2,376        7,830
Deferred income taxes (note 13)                                     2,053        2,059
Other liabilities                                                   1,054          948
                                                                 --------      -------
         Total liabilities                                         34,402       38,432
                                                                 --------      -------

Stockholders' equity (notes 11 and 12):
    Serial preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares issued and outstanding           --           --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; issued and outstanding 11,359,721 in
       1996 and 11,238,794 in 1995                                    113          112
    Additional paid-in capital                                     57,498       57,291
    Translation adjustment                                            462          686
    Employee stock purchase loans                                     (86)         (93)
    Accumulated deficit                                           (44,541)     (41,081)
    Net unrealized gain on marketable securities                       95           77
                                                                 --------      -------
       Total stockholders' equity                                  13,541       16,992
                                                                 --------      -------

Commitments and contingencies (notes 15 and 17)
                                                                 $ 47,943       55,424
                                                                 ========      =======


See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS EXPECT PER SHARE AMOUNTS)


                                                   1996          1995         1994
                                                   ----          ----         ----

Revenues:
  Service revenue                                $ 47,398       43,233       37,161
  Less:  Reimbursed costs                          (6,425)      (4,551)      (1,727)
                                                 --------      -------      -------
     Net service revenue                           40,973       38,682       35,434

  License fees and other contracts                    514          927          754
                                                 --------      -------      -------
                                                   41,487       39,609       36,188
                                                 --------      -------      -------

Operating expenses:
  Direct costs                                     27,313       27,691       25,499
  Research and development                            528        1,063        3,940
  General, administrative and marketing            10,942        9,631        9,975
  Depreciation and amortization                     2,780        2,907        3,594
  Business combination costs (note 5)               3,649           --           --
                                                 --------      -------      -------
                                                   45,212       41,292       43,008
                                                 --------      -------      -------

         Loss from operations                      (3,725)      (1,683)      (6,820)
                                                 --------      -------      -------

Other income (expense):
  Interest income                                   1,187          647          519
  Interest expense (notes 9 and 10)                (1,445)      (1,515)      (1,275)
  Foreign currency gain (loss), net                   517         (292)         (25)
  Other (note 15)                                     483          524          256
                                                 --------      -------      -------
                                                      742         (635)        (525)
                                                 --------      -------      -------
  Loss before equity in net loss of Nextran,
    gain on sale of Nextran and income taxes       (2,983)      (2,318)      (7,345)

Equity in net loss of Nextran (note 7)                 --        2,700        1,329

Gain on sale of Nextran, net of taxes of
  $200 (note 7)                                        --       17,266           --
                                                 --------      -------      -------

         Income (loss) before income taxes         (2,983)      12,248       (8,674)

Income tax expense (benefit) (note 13)                477         (177)         390
                                                 --------      -------      -------

         Net income (loss)                       $ (3,460)      12,425       (9,064)
                                                 ========      =======      =======

Earnings (loss) per common and common
  equivalent share                               $  (0.31)        1.06        (0.82)
                                                 --------      =======      =======

Shares used in computing per share amounts         11,307       11,675       11,046
                                                 ========      =======      =======


See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                                           NET UNREALIZED
                                                                                                            GAIN (LOSS)
                                                                                      EMPLOYEE                   ON        TOTAL
                                         ADDITIONAL                                    STOCK                 MARKETABLE    STOCK-
                                          COMMON    PAID-IN   DEFERRED   TRANSLATION  PURCHASE ACCUMULATED      DEBT      HOLDERS'
                                          STOCK     CAPITAL COMPENSATION ADJUSTMENT     LOAN     DEFICIT     SECURITIES    EQUITY
                                          -----     ------- ------------ ----------    ----     -------     ----------    ------

Balance, December 31, 1993                110       56,930     (465)        (554)      (109)    (44,442)        (15)      11,455
Issuance of 49,319 shares of common
  stock upon exercise of stock options
  (note 12)                                 1           37       --           --         --          --          --           38
Issuance of 30,977 shares of common
  stock pursuant to 401(k) plan (note 16)  --          134       --           --         --          --          --          134
Issuance of warrants (note 11)             --           40       --           --         --          --          --           40
Amortization of deferred compensation
  (note 12)                                --           --      331           --         --          --          --          331
Adjustment to deferred compensation        --          (30)      30           --         --          --          --           --
Translation adjustment                     --           --       --          634         --          --          --          634
Cash received on employee stock
 purchase loan                             --           --       --           --         10          --          --           10
Decrease in net unrealized gain on
  marketable debt securities               --           --       --           --         --          --          93           93
Net loss                                   --           --       --           --         --      (9,064)         --       (9,064)
                                          ---       ------     ----         ----       ----     -------         ---       ------
Balance, December 31, 1994                111       57,111     (104)          80        (99)    (53,506)         78        3,671
Issuance of 135,248 shares of common
  stock upon exercise of stock options
  (note 12)                                 1          124       --           --         --          --          --          125
Issuance of 14,563 shares of common
  stock pursuant  to 401(k) plan (note 16) --           56       --           --         --          --          --           56
Amortization of deferred compensation
  (note 12)                                --           --      104           --         --          --          --          104
Translation adjustment                     --           --       --          606         --          --          --          606
Cash received on employee stock
 purchase loan                             --           --       --           --          6          --          --            6
Decrease in net unrealized gain on
  marketable debt securities               --           --       --           --         --          --          (1)          (1)
Net income                                 --           --       --           --         --      12,425          --       12,425
                                          ---       ------     ----         ----       ----     -------         ---       ------
Balance, December 31, 1995                112       57,291       --          686        (93)    (41,081)         77       16,992
Issuance of 102,862 shares of common
  stock upon exercise of stock options
  and warrants (note 12)                    1          112       --           --         --          --          --          113
Issuance of 18,065 shares of common
  stock pursuant to 401(k) plan (note 16)  --           95       --           --         --          --          --           95
Translation adjustment                     --           --       --         (224)        --          --          --         (224)
Cash received on employee stock
 purchase loan                             --           --       --           --          7          --          --            7
Increase in net unrealized gain on
  marketable debt securities               --           --       --           --         --          --          18           18
Net loss                                   --           --       --           --         --      (3,460)         --       (3,460)
                                          ---       ------     ----         ----       ----     -------         ---       ------
Balance, December 31, 1996                113       57,498       --          462        (86)    (44,541)         95       13,541
                                          ===       ======     ====         ====       ====     =======         ===       ======

See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                                 1996         1995        1994
                                                                                 ----         ----        ----
Cash flows from operating activities:
  Net income (loss)                                                           $ (3,460)      12,425      (9,064)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Non-cash items:
         Depreciation and amortization                                           2,958        3,119       3,658
         Foreign currency transaction (gain) loss                                 (517)         292          25
         Deferred income tax benefit                                               (37)        (535)        (34)
         Loss on disposal of property and equipment                                 12           43          18
         Amortization of premium on short and long-term investments                195           54          97
         Non-cash charges                                                           96           56         173
         Equity in net loss of Nextran                                              --        2,700       1,329
         Gain on sale of partnership interest in Nextran                            --      (17,266)         --
    Change in operating assets and liabilities:
         Increase in accounts receivable, net                                     (460)      (1,049)     (1,219)
         (Increase) decrease in prepaid expenses and other current assets          (22)         203       1,047
         (Increase) decrease in other assets                                      (179)        (126)         57
         Increase (decrease) in accounts payable                                   590       (1,659)         30
         Increase in accrued expenses                                            2,271          621       1,254
         Increase (decrease) in deferred revenue                                    30           (9)      1,244
         Increase (decrease) in other liabilities                                  502           10        (713)
                                                                              --------      -------      ------
                  Net cash provided by (used in) operating activities            1,979       (1,121)     (2,098)
                                                                              --------      -------      ------

Cash flows from investing activities:
  Investment in Nextran including out-of-pocket expenses                            --           --      (2,822)
  (Increase) decrease in restricted cash                                           317          947        (294)
  Increase in cash in escrow                                                    (4,550)          --          --
  Purchases of property and equipment                                           (1,815)      (1,160)     (3,647)
  Proceeds from disposal of property and equipment                                  73            6          52
  Purchases of intangible assets                                                   (31)         (18)        (31)
  Purchases of investments                                                      (5,409)      (2,055)         --
  Proceeds from maturities of investments                                        3,697        1,000       6,006
  Proceeds from sale of partnership interest in Nextran                             --       18,000          --
                                                                              --------      -------      ------
                  Net cash provided by (used in) investing activities           (7,718)      16,720        (736)
                                                                              --------      -------      ------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                              660        1,899       1,819
  Payments on short-term borrowings                                             (5,130)        (944)       (610)
  Proceeds from borrowings of long-term debt                                        --           --       2,796
  Principal payments on long-term debt                                          (1,014)        (719)     (3,350)
  Proceeds from stock options exercised and warrants issued                        113          125          39
  Payments received on employee stock purchase loans                                 7            7          12
  Increase in note payable - related party                                          17           20          34
                                                                              --------      -------      ------
                  Net cash provided by (used in) financing activities           (5,347)         388         740
                                                                              --------      -------      ------

Effect of exchange rate changes on cash                                            373         (218)       (343)
                                                                              --------      -------      ------

Increase (decrease) in cash and cash equivalents                               (10,713)      15,769      (2,437)

Cash and cash equivalents, beginning of year                                    21,168        5,399       7,836
                                                                              --------      -------      ------

Cash and cash equivalents, end of year                                        $ 10,455       21,168       5,399
                                                                              ========      =======      ======

Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                                 $  1,005        1,450       1,385
     Income taxes                                                                   57        1,035          29
                                                                              --------      -------      ------
   Noncash investing and financing activities:
     Unrealized gain on marketable debt securities                            $     95           77          78
                                                                              --------      -------      ------

   In connection with the formation of Nextran in 1994, the Company transferred net assets (excluding cash) of $2,400 to Nextran (note 7).
   In 1995, the Company entered into capital lease obligations for laboratory equipment in the amount of $60.

See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

         Chrysalis International Corporation, a Delaware Corporation incorporated in 1988, (the " Company" or "Chrysalis"), formerly DNX Corporation ("DNX"), is an international contract research organization ("CRO") providing a broad portfolio of integrated drug development services primarily to the pharmaceutical and biotechnology industries. This portfolio of drug development services includes preclinical and clinical capabilities that enable the Company to manage a comprehensive drug development program or a client's specific requirements. The Company generates substantially all of its revenues from its drug development services business and services more than 250 clients in 26 countries.

         On December 18, 1996, the Company issued 2,632,600 shares of Common Stock in connection with the acquisition (the "Acquisition") by the Company of all of the outstanding capital stock of, or equity interests in, BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation (collectively, the "BioClin Group"). This transaction is being recorded using the "pooling-of-interests" method of accounting (note 5).

         Chrysalis is also the exclusive commercial licensee of a U.S. patent covering Pronuclear DNA Microinjection technology, the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animals. The Company utilizes this license for its drug development services and grants sublicenses for the use of this technology. These sublicenses entitle the Company to receive revenues consisting of fees and, in certain cases, royalties.

Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition:

         Revenues from services are generally recognized in accordance with the terms of the contract and in the periods in which the related services have been rendered and the related costs incurred. Revenue related to contract modifications is recognized after performance and when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the period in which the facts which require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in its entirety. Revenues earned but not billed as of a given date are reflected in the accompanying consolidated balance sheets as trade accounts receivable (note 3). Funds received that relate to future performance under service contracts are deferred and recognized as revenue when earned.

         Revenue from other contracts, primarily cost plus fixed-fee government contracts, is recognized in the period in which the related services have been rendered and costs incurred.

         Revenue from license fees is recognized upon issuance or renewal of technology licenses. Additionally, sublicenses of the Company's proprietary DNA Microinjection technology entitle the Company to receive additional revenues consisting of royalties and milestone payments, which amounts are recognized as revenue when received. To date, no material revenues have been received from royalties and milestone payments.

Reimbursed costs:

         Substantially all amounts recorded as reimbursed costs in the accompanying statements of operations relate to independent investigator and travel costs. These costs are reimbursed by sponsors of the respective studies in accordance with the respective contract terms. Payments received from sponsors for investigator and travel costs in excess of costs incurred are classified as deferred revenue and costs incurred in excess of amounts paid by sponsors are classified as trade accounts receivable--unbilled.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Cash and cash equivalents and short-term investments:

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, corporate obligations and U.S. Government obligations and are carried at cost, which approximates market value. Short-term investments consist primarily of U.S. Government and corporate obligations which mature in 1996. The Company has both the intent and ability to hold its investments until maturity, and accordingly, all investments are carried at amortized cost.

         The Company adopted Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities (FAS 115) as of January 1, 1994. Under this standard, the Company is required to classify its marketable debt securities into one or more of the following categories: held-to-maturity, trading or available-for-sale. All of the Company's marketable debt securities are foreign corporate debt securities and are classified as available-for-sale. In accordance with FAS 115, securities available-for-sale are recorded at fair market value and any unrealized gains or losses are recorded as part of stockholders' equity.

Concentration of credit risks:

         The Company invests its excess cash in deposits with major financial institutions, money market funds and notes issued by companies with strong credit ratings. The Company has established guidelines relating to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any losses on its cash equivalents and short-term investments.

         The Company extends unsecured trade credit in connection with its commercial services to a diversified customer base comprised of both foreign and domestic entities, most of which are concentrated in the pharmaceutical and biotechnology industries.

Property and equipment:

         Major additions and replacements of assets are capitalized at cost. Maintenance, repairs and minor replacements are expensed as incurred. Property and equipment are depreciated using the straight-line method over the following periods: buildings and improvements--twenty to forty years; laboratory equipment, vehicles, office and computer equipment, furniture and software--three to ten years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Equipment leased under capital leases is capitalized with corresponding payment obligations recorded in current and long-term debt.

Intangible assets:

         Costs in excess of net assets acquired are capitalized and are being amortized on a straight-line basis over twenty years.

         Costs incurred in filing for patents are capitalized. Capitalized costs related to unsuccessful patent applications are expensed when it becomes determinable that such applications will be rejected. Capitalized costs related to successful patent applications are amortized on a straight-line basis over a period not to exceed seventeen years or the remaining life of the patent, whichever is shorter.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income taxes:

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

Earnings (loss) per share:

         Earnings (loss) per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the periods plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants. All common share and per share amounts have been adjusted to give effect to the pooling-of-interests transaction with the BioClin Group. Primary and fully diluted earnings (loss) per share are the same for all periods presented.

Foreign currency translation:

         The financial statements of the Company's European subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Substantially all assets and liabilities are translated at year-end exchange rates and income and expense items are translated at an average exchange rate. Exchange adjustments resulting from foreign currency transactions are generally recognized in operations, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Stock Option Plans:

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassification:

         Certain amounts contained in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.


(2)  MARKETABLE DEBT SECURITIES

         Marketable debt securities outstanding at December 31, 1996 and 1995 are available for sale and are recorded in the accompanying combined balance sheets at fair value.

         The amortized cost, gross unrealized holding gains and fair value of available-for-sale foreign corporate debt securities as of December 31, 1996 and 1995 were as follows:


                                                 GROSS
                                              UNREALIZED
                              AMORTIZED         HOLDING             FAIR
                                COST             GAINS              VALUE
                                ----             -----              -----
                                            (IN THOUSANDS)
         1996                 $402                 95                497
         1995                 $856                 77                933

         Maturities of corporate debt securities classified as available-for-sale as of December 31, 1996 and 1995 were as follows:


                                               AMORTIZED          FAIR
                                                 COST             VALUE
                                                 ----             -----
                                                    (IN THOUSANDS)
1996:
  Due within one year                             $79               101
  Due after one year through five years           323               396
                                                  ---               ---
                                                 $402               497
                                                 ====               ===

1995:
  Due within one year                            $389               386
  Due after one year through five years           467               547
                                                 ----               ---
                                                 $856               933
                                                 ====               ===


(3)  TRADE ACCOUNTS RECEIVABLE

         Trade accounts receivable as of December 31, 1996 and 1995 consist of the following:


                                               1996               1995
                                               ----               ----
                                                    (IN THOUSANDS)

Trade accounts receivable--billed              $7,217              7,430
Trade accounts receivable--unbilled             3,701              3,532
                                              -------             ------
                                               10,918             10,962
Less: allowance for doubtful accounts             130                 55
                                              -------             ------
                                              $10,788             10,907
                                              =======             ======

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  TRADE ACCOUNTS RECEIVABLE, CONTINUED

         Trade accounts receivable--unbilled relates to revenues earned on commercial services when the related services have been rendered and costs incurred, but which were not billed to the customer as of the end of the reporting period. At December 31, 1996, there are no prerequisites for billing such unbilled trade accounts receivable.


(4)  SUPPLEMENTAL BALANCE SHEET INFORMATION

         Accrued expenses as of December 31, 1996 and 1995 consist of the following:


                                                    1996               1995
                                                    ----               ----
                                                         (IN THOUSANDS)

Facilities costs                                      $155                161
Payroll and fringe benefits                          2,737              2,178
Professional fees                                      245                177
Value-added taxes                                      688                453
Income taxes                                           550                382
Interest                                               104                253
Investigator payment and contract expenses           1,532              1,662
Business combination costs                           1,380                 --
Other                                                  882                828
                                                    ------              -----
                                                    $8,273              6,094
                                                    ======              =====


(5)  MERGER WITH THE BIOCLIN GROUP

         On December 18, 1996, the Company issued approximately 2.6 million shares of its common stock in exchange for all of the outstanding common stock of the BioClin Group. The merger is being accounted for as a pooling-of-interests and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of the BioClin Group for all periods prior to the merger. Separate net revenue, net income (loss) and related earnings (loss) per share amounts of the merged entities are presented in the following table. In addition, the table includes unaudited pro forma net income (loss) and earnings (loss) per share amounts which reflect the elimination of the nonrecurring business combination costs in 1996.


                                            1996          1995        1994
                                            ----          ----        ----
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)
Net revenue
     DNX                                  $ 29,604       25,323       26,529
     BioClin Group                          11,883       14,286        9,659
                                          --------      -------      -------
        Total                             $ 41,487       39,609       36,188
                                          ========      =======      =======

Net income (loss)
     DNX                                  $    474       12,566       (6,679)
     BioClin Group                            (285)        (141)      (2,385)
                                          --------      -------      -------
       Proforma net income (loss)              189       12,425       (9,064)
     Merger costs                           (3,649)          --           --
                                          --------      -------      -------
       Net income (loss), as reported     $ (3,460)      12,425       (9,064)
                                          ========      =======      =======

Earnings (loss) per share
     As reported                          $  (0.31)        1.06        (0.80)
     Pro forma                            $   0.02         1.06        (0.80)

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  MERGER WITH THE BIOCLIN GROUP, CONTINUED

         In connection with the merger, $3.6 million of business combination costs and related expenses were incurred and have been charged to expense in the fourth quarter of 1996. The business combination costs and expenses primarily consisted of legal, accounting, and investment banking fees, expenses related to creating and promoting the new company name and other related expenses.


(6)  PROPERTY AND EQUIPMENT

         A summary of property and equipment as of December 31, 1996 and 1995 is as follows:


                                                                        1996       1995
                                                                        ----       ----
                                                                        (IN THOUSANDS)

Land                                                                 $   537        557
Buildings and improvements                                            12,492     13,090
Leasehold improvements                                                   408        353
Laboratory equipment                                                   7,683      7,943
Vehicles, office and computer equipment, furniture and  software       4,876      4,505
                                                                     -------     ------
                                                                      25,996     26,448
Less accumulated depreciation and amortization                        10,033      8,642
                                                                     -------     ------
                                                                     $15,963     17,806
                                                                     =======     ======


(7)  NEXTRAN

         On August 29, 1994, the Company, through a wholly-owned subsidiary, entered into a Joint Venture Agreement (the Joint Venture Agreement) with Baxter Transplant Holdings, Inc. (Holdings), a wholly-owned subsidiary of Baxter Healthcare Corporation (Baxter), which is a subsidiary of Baxter International, Inc. Under the Joint Venture Agreement, the Company and Holdings formed Nextran, a Delaware general partnership, in which the Company had a 30% partnership interest and Holdings had a 70% partnership interest. Pursuant to the terms of the Purchase Agreement, dated September 22, 1995, as amended, the Company consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc., a wholly owned subsidiary of Baxter, for a cash purchase price of $18 million. Although the Company has sold its partnership interest in Nextran, in the event that Nextran develops and commercializes hemoglobin blood substitutes using technologies licensed to Nextran by the Company, the Company will receive royalty income. Additionally, the Company remains obligated with respect to certain environmental representations and warranties which expire on August 27, 1997. Such representations and warranties are also limited by certain financial indemnification provisions.

         Prior to the sale of its partnership interest in Nextran, the Company recorded its share of Nextran's financial results of operations in its consolidated financial statements according to the equity method of accounting. As a result of the sale of its partnership interest in Nextran, the Company no longer records a share of Nextran's financial results of operations in its consolidated financial statements, subsequent to September 30, 1995.


(8)  INTANGIBLE ASSETS

         Intangible assets consist of the following components at December 31, 1996 and 1995:


                                            1996       1995
                                            ----       ----
                                             (IN THOUSANDS)

Costs in excess of net assets acquired     $1,139     1,205
Licensed technology                            61        61
Patent application costs                       69        40
                                           ------     -----
                                            1,269     1,306
Less accumulated amortization                 316       271
                                           ------     -----
                                           $  953     1,035
                                            =====     =====

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  SHORT-TERM BORROWINGS

         To support operations in France, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($2 million at the exchange rates in effect on December 31, 1996). At December 31, 1996 there were no outstanding borrowings under these credit facilities. At December 31, 1995, there were short-term borrowings outstanding under these credit facilities in the amount of $1,399,000.

         The clinical business has line of credit arrangements with domestic and foreign banks totaling approximately $6,410,000 and $10,656,000 as of December 31, 1996 and 1995, respectively. Amounts outstanding under the line of credit arrangements amounted to approximately $5,939,000 and $9,834,000 as of December 31, 1996 and 1995, respectively. In January 1997, the Company paid off the outstanding balances on the majority of these line of credit arrangements using the cash in escrow and established a new line of credit arrangement with a Swiss bank totaling $3 million. This line is secured by the clinical operation's trade accounts receivable and a guarantee by the Company.

         Short-term borrowings also include Promissory Notes of $5,000,000, issued in connection with the acquisition of the French preclinical business, which are due in December 1997 (note 10).


(10)  LONG-TERM DEBT

         Long-term debt consists of the following components at December 31, 1996 and 1995:




                                                                                                 1996             1995
                                                                                                 ----             ----
                                                                                                     (IN THOUSANDS)
Promissory notes in the original principal amount of $7,000,000. Requires quarterly interest payments at the prime rate (8.25% as of December 31, 1996)
  and two annual principal payments, $500,000 and $1,500,000 which were paid in
  December 1993 and 1994, respectively, plus a balloon payment of
  $5,000,000 due December 1997 (note 9)                                                         $   --           5,000
Mortgage with a commercial bank, bearing interest
  at the prime rate plus 1 1/2%, due in monthly
  installments through 2009                                                                      1,410           1,459
Mortgage with a Pennsylvania state agency, bearing
  interest at 2%, due in monthly installments
  through 2009                                                                                   1,048           1,119
Equipment line of credit                                                                            16             485
Equipment loan with Pennsylvania state agency                                                       55             397
Obligation under capital lease (note 15)                                                            27             114
                                                                                                ------           -----
                                                                                                 2,556           8,574
Less: Current portion                                                                              180             744
                                                                                                ------           -----
                                                                                                $2,376           7,830
                                                                                                ======           =====

         Future principal maturities of long-term debt at December 31, 1996 are as follows:


                                                        (IN THOUSANDS)

         1997                                              $  180
         1998                                                 160
         1999                                                 162
         2000                                                 171
         2001                                                 173
         Thereafter                                         1,710
                                                            -----
                                                           $2,556
                                                           ======

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(10)  LONG-TERM DEBT, CONTINUED

         The Promissory Notes in the original principal amount of $7,000,000 issued by the preclinical business in the French operation acquisition are guaranteed by the Company and are secured by a pledge of the French operation's common stock, the unsecured assets of the preclinical business, and an interest in any royalties derived by the Company under certain sublicense agreements. The promissory notes require prepayments in specified amounts upon the Company selling any of its shares of common stock of the preclinical business. Also, if the Company is reimbursed by the sellers of the French operation for any losses suffered with respect to contractual representations and warranties made by the sellers, such reimbursement can be set-off against the principal balance on the promissory notes. The promissory notes contain various covenants, the most restrictive of which prohibit the payment of dividends by the preclinical business to the Company and the sale of any of the French operation's assets that are not made in the ordinary course of business.

         In connection with its U.S. facility, the preclinical business secured
(i) a $1.5 million 15-year mortgage with a bank, which originally required cash collateral of $180,000, and (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are also secured by mortgages on the property acquired. As a result of achieving certain financial covenants, the cash collateral on the mortgage loan with the bank was released in 1995. The cash collateral on the mortgage with the Pennsylvania agency is classified as restricted cash as of December 31, 1996. If the Company achieves certain financial milestones, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

         In May 1994, the preclinical business obtained a $500,000 equipment loan from a Pennsylvania agency secured by certain of the equipment required in connection with the expansion of the preclinical business' United States operations. The loan is payable in equal monthly installments, with interest at 3.5%, through June 2001. The funding period for this loan ended on December 31, 1995. In April 1996, $288,000, representing the unused proceeds from this equipment loan, was returned to the Pennsylvania agency.


(11)  STOCKHOLDERS' EQUITY

 Warrants:

         In 1994, in conjunction with a financial consulting and advisory arrangement, the Company issued a warrant to purchase 110,000 shares of Common Stock exercisable at $4.25 per share to the advisor. The warrant is currently exercisable and expires on December 31, 1997.


(12)  STOCK OPTION PLANS

         The Company maintains three stock incentive plans, the 1988 Stock Plan, the 1991 Stock Option Plan and the 1996 Stock Option Plan, (the Plans), which provide for the granting of options to officers, directors, employees and consultants at an option price which approximates the fair market value of such common shares at the date of grant as determined by the Board of Directors. The Plans provide for an aggregate of 2,460,250 options to be granted. The options are exercisable for a period of ten years after the date of grant and generally vest over a four-year period. The weighted average exercise price of the options granted under these plans was $3.75 per share and $5.39 per share at December 31, 1996 and 1995, respectively.

         The weighted average fair values of stock options granted during 1996 and 1995 were $1.97 and $2.77 per share respectively. Such fair values are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 35%; risk-free interest rates of 7%; and expected lives of 7 years.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(12)  STOCK OPTION PLANS, CONTINUED

         The Company applies APB Opinion No. 25 in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:


                                                1996         1995
                                                ----         ----
                                                  (IN THOUSANDS)
         Net income (loss)
              As reported                     $(3,460)     $12,425
              Pro forma                        (3,711)      12,282

         The pro forma net income (loss) reflects only the options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
(loss) amounts presented above because compensation cost is reflected over the option's vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

         A summary of activity under the Plans for the years ending December 31, 1996, 1995 and 1994 are as follows:


                                                           COMMON STOCK OPTIONS
                                                               OUTSTANDING
                                                               -----------
                                                       SHARES            PRICE PER SHARE
                                                       ------            ---------------

Balance, December 31, 1993                           1,508,094             0.40 - 10.50

  Granted                                               67,425            3.875 -  4.75
  Exercised                                            (49,319)            0.40 -  2.50
  Canceled                                            (233,857)            0.40 -  6.50
                                                     ---------

Balance, December 31, 1994                           1,292,343             0.40 - 10.50

  Granted                                              557,475             3.00 -  4.38
  Exercised                                           (135,248)            0.40 -  2.50
  Canceled                                            (111,176)            0.40 -  6.25
                                                     ---------

Balance, December 31, 1995                           1,603,394             0.40 - 10.50

  Granted                                              473,150             4.44 -  7.25
  Exercised                                           (101,650)            0.40 -  6.00
  Canceled                                             (50,131)            2.50 -  6.50
                                                      --------

Balance, December 31, 1996                           1,924,763             0.40 - 10.50
                                                     =========

Shares exercisable at December 31, 1996              1,075,305
                                                    ==========

         For certain options granted prior to the Company's initial public offering in 1991, the Company recognized as deferred compensation the excess of the estimated fair value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. Such deferred compensation aggregated $1,200,000 and is amortized ratably over the four-year vesting period commencing October 1, 1991. Compensation expense recognized amounted to $104,000 and $331,000 during 1995 and 1994, respectively.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(13)  INCOME TAXES

         Income tax expense (benefit) attributable to the net income (loss) consists of the following during the years ended December 31, 1996, 1995 and 1994:


                           1996           1995            1994
                           ----           ----            ----
                                    (IN THOUSANDS)
Current
  U.S. Federal             $  --            232             --
  State and local             --             --             --
  Foreign                    514            326            424
                           -----           ----           ----
                             514            558            424
                           -----           ----           ----
Deferred
  U.S. Federal                --             --             --
  State and local             --             --             --
  Foreign                    (37)          (535)           (34)
                           -----           ----           ----
                             (37)          (535)           (34)
                           -----           ----           ----
                           $ 477             23            390
                           =====           ====           ====


         Income tax expense (benefit) attributable to the net income (loss) for the years ended December 31, 1996, 1995 and 1994 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the income (loss) before income tax expense (benefit) as a result of the following:


                                                       1996        1995         1994
                                                       ----        ----         ----
                                                              (IN THOUSANDS)

Computed "expected" income tax expense (benefit)     $(1,014)      4,263      (2,949)
Increase (reduction) in income taxes resulting
  from:
  Change in the beginning-of-the-year balance
    of the valuation allowance  for Federal
    deferred tax assets allocated to income
    tax expense                                          206      (3,831)      3,781
  Nondeductible reorganization expenses                1,241          --          --
  Foreign tax rate differential                           82        (394)       (199)
  Changes in enacted tax rates                            --          --        (124)
  Alternative minimum taxes                               --          32
  Other, net                                             (38)        (47)       (119)
                                                     -------      ------      ------

                                                     $   477          23         390
                                                     =======      ======      ======

         The significant components of deferred income tax expense (benefit) attributable to net income (loss) from operations for 1996, 1995 and 1994 are as follows:


                                                     1996           1995          1994
                                                     ----           ----          ----
                                                               (IN THOUSANDS)
Deferred income tax expense (benefit)
  (exclusive of the effect of the component
  listed below)                                     $(317)         2,889         (7,112)
(Decrease) increase in beginning-of-the-year
  balance of the valuation allowance for
  deferred tax assets                                 280         (3,424)         7,078
                                                    -----         ------         ------
                                                    $ (37)          (535)           (34)
                                                    =====         ======         ======

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)  INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                    1996           1995
                                                                    ----           ----
                                                                      (IN THOUSANDS)
Deferred tax assets:
  Retirement indemnities                                        $    243             176
  Deferred compensation                                               --             376
  Other                                                              119             831
  Deferred revenue                                                   971             613
  Accrued expenses                                                   625             187
  Capitalized research and development costs                         436             543
  Net operating loss carryforwards                                12,657          12,871
  Tax credit carryforward                                          3,167           3,182
                                                                --------         -------
         Total gross deferred tax assets                          18,218          18,779
  Less valuations allowance                                       17,477          17,197
                                                                --------         -------
         Net deferred tax assets                                     741           1,582
                                                                --------         -------

Deferred tax liabilities:
  Property and equipment, principally due to allocation
    of the purchase price of the French operation and
    differences in depreciation and capitalized interest          (1,980)         (2,803)
  Accrued expenses                                                    --            (253)
  Other                                                             (512)            (98)
                                                                --------         -------
         Total gross deferred liabilities                         (2,492)         (3,154)
                                                                --------         -------

         Net deferred tax liability                             $ (1,751)         (1,572)
                                                                ========         =======

         The valuation allowance for deferred tax assets as of January 1, 1994 was $13,543,000. The net change in the total valuation allowance for the years ended December 31, 1996, 1995 and 1994 were (decreases) increases of $280,000, (3,424,000), and $7,078,000, respectively.

         At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $25,396,000 which are available to offset future Federal taxable income, if any, through 2011.

         The Company also has research and development tax credit carryforwards of approximately $3,000,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2010. The Company has alternative minimum tax credit carryforwards of approximately $164,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any. These tax credits have an unlimited carryforward period.


(14)  RELATED PARTY TRANSACTIONS

Note Payable - Related Party:

         As of December 31, 1996 and 1995, the Company owed approximately $299,000 and $326,000, respectively, to a relative of an officer and major shareholder. The note payable bears interest at a rate of 6.25% and is unsecured and due upon demand. Amounts outstanding as of December 31, 1996 and 1995 include accrued interest of approximately $66,000 and $48,000, respectively.

Indemnification by certain stockholders:

         Pursuant to the Acquisition agreement, certain stockholders indemnify the Company for certain named litigation costs. As a result of this indemnification, the Company has established a receivable due from the stockholders in the amount of $265,000 as of December 31, 1996 payable in Common Stock at $5.0625 per share, the closing price at December 18, 1996.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15)  COMMITMENTS AND CONTINGENCIES

         The Company leases office and laboratory facilities and equipment under various noncancellable operating and capital lease agreements. Assets recorded under capital leases as of December 31, 1996 and 1995 consist of the following:


                                                     1996              1995
                                                     ---              ----
                                                         (IN THOUSANDS)

Laboratory equipment                                 $  -                143
Office equipment                                        56               148
                                                      ----              ----
                                                        56               291
Less accumulated depreciation                           19               183
                                                      ----              ----
                                                      $ 37               108
                                                      ====               ===

         Future minimum rental commitments for the next five years as of December 31, 1996 on the aforementioned operating and capital leases are as follows:


                                                               CAPITAL         OPERATING
                                                               LEASES           LEASES
                                                               ------           ------
                                                                     (IN THOUSANDS)

1997                                                             $21             1,360
1998                                                               7             1,321
1999                                                              --             1,148
2000                                                              --               780
2001                                                              --               661
Thereafter                                                        --                --
                                                                 ---             -----
Total minimum lease payments                                      28             5,270
                                                                                 =====
Less amount representing interest                                  1
                                                                 ---
Present value of net minimum lease payments
  under capital leases                                            27
Less current portion of obligation under capital leases           20
                                                                  --
Obligation under capital leases, non-current portion              $7
                                                                  ==

         Rental expense aggregated $1,312,000, $1,106,000 and $1,218,000 in
1996, 1995 and 1994, respectively.

         In 1994, the Company reversed into income $300,000 which was previously an accrued liability, established in connection with the Company's curtailment of the blood substitute program for the estimated restoration costs of its Plainsboro pilot plant facility, when the Company was relieved of these obligations upon a new tenant assuming the lease for this facility without requiring restoration. In addition, in connection with this transaction, in January 1995 the Company sold certain equipment associated with the pilot plant to this new tenant for a total of $600,000 to be paid over 21 months.


(16)  EMPLOYEE BENEFITS

Pension Plans:

         The clinical business maintains a pension plan for its key management employees in Europe, one of whom is also a major shareholder. The plan provides benefits based upon age, years of service, and remuneration. The plan is an unfunded book reserve plan. Expenses for this plan totaled approximately $104,000, $172,000, and $153,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16)  EMPLOYEE BENEFITS, CONTINUED

         Most retirement benefits in France are paid out under the auspices of a government-sponsored defined contribution retirement plan. Under the terms of labor agreements, however, employees are entitled to an additional lump sum payment at retirement provided they are still employed by the preclinical French operation at their normal retirement date.

         Net periodic pension cost for 1996, 1995 and 1994 includes the following components:


                                                                               1996              1995             1994
                                                                               ----              ----             ----
                                                                                            (IN THOUSANDS)

Service costs-benefits earned during the period                                  $34               39                31
Interest cost on projected benefit obligation                                     25               27                24
Net amortization and deferral                                                     25               19                17
                                                                                 ---               --                --
         Net periodic pension cost                                               $84               85                72
                                                                                 ===               ==                ==

         The present value of benefit obligations and the funded status of the preclinical French operation's retirement indemnities recognized in the Company's consolidated balance sheets as of December 31, 1996 and 1995 are as follows:


                                                                                               1996              1995
                                                                                               ----              ----
                                                                                                   (IN THOUSANDS)

Actuarial present value of accumulated benefit
  obligations (no amounts are vested)                                                            $454               470
Additional amounts related to salary increases                                                     30                10
                                                                                                 ----                --
  Total projected benefit obligation                                                              484               480
Plan assets at fair value                                                                          --                --
                                                                                                 ----               ---
  Accrued pension cost                                                                           $484               480
                                                                                                 ====               ===

         Assumptions used in the actuarial computations for 1996, 1995 and 1994 are as follows:


                                                                               1996              1995             1994
                                                                               ----              ----             ----
                                                                                            (IN THOUSANDS)

Discount rate                                                                   6.0%              6.0%              6.0%
Rate of compensation increases                                                  2.0%              3.0%              3.0%


Profit-sharing of the operations in France:

         Profit-sharing is a requirement under French law. The payments are made to employees after a period of 5 years unless certain conditions are met and payment can be made earlier. During 1996, 1995 and 1994, profit sharing costs aggregated $181,000, $0 and $190,000, respectively.

Savings Plan:

         The Company has an employee savings plan ("Savings Plan"), that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective May 1, 1993, the company amended the Savings Plan to provide for a Company match of 50% of each employee's contributions with newly issued common stock of the Company. For the years ended December 31, 1996, 1995 and 1994, the Company issued 18,065, 14,563 and 30,977 shares of common stock, respectively, to participants in the savings plan. Charges to operations for the years ended December 31, 1996, 1995 and 1994 aggregated $95,000, $56,000 and $134,000, respectively, under this plan.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(17)  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is involved in certain legal actions. In the opinion of management, based upon the advice of counsel, the resolution of these legal matters will not have a material effect upon the Company or its financial condition.

         In 1995, the Company terminated its relationship with the Virginia Commonwealth University (VCU), which performed Phase I and analytical services on behalf of the Company in the United States. The Company expects to sign a settlement agreement with VCU in fiscal year 1997. The settlement may be significantly less than the recorded liability of approximately $794,000, which could result in a substantial book gain to the Company. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," the Company will recognize this gain when, and if, realized.


(18)  BUSINESS SEGMENT AND CUSTOMER INFORMATION

Business segment information:

         The Company operates in two geographic areas. Information on the Company's geographic operations is set forth in the table below. North American operations in 1994 include operating costs associated with the blood-substitute and organ transplantation programs.


                                                  1996              1995             1994
                                                  ----              ----             ----
                                                               (IN THOUSANDS)
Net revenues:
  North American operations                     $13,165           14,719            13,445
  International operations                       28,322           24,890            22,743
                                                 ------           ------            ------
         Total net revenues                     $41,487           39,609            36,188
                                                =======           ======            ======

Operating income (loss):
  North American operations                       $(381)            (294)           (5,577)
  International operations                        1,166             (493)              916
  General corporate                                (861)            (896)           (2,159)
  Special charge                                 (3,649)              --                --
                                                 -------       ---------         ---------
         Total operating loss                   $(3,725)          (1,683)           (6,820)
                                                ========          ======            ======

Identifiable assets:
  North American operations                      $9,388           10,031            14,378
  International operations                       24,129           24,616            23,014
  General corporate                              14,426           20,777             4,743
                                                 ------          -------            ------
         Total identifiable assets              $47,943           55,424            42,135
                                                =======           ======           =======

Customer information:

         For the year ended December 31, 1996 net revenues from one customer aggregated approximately $5,021,000 or 12% of the Company's total net revenues. For the year ended December 31, 1995 net revenues from one customer aggregated approximately $6,408,000 or 16% of the Company's total net revenues. For the year ended December 31, 1994, net revenues from one customer aggregated approximately $4,017,000 or 11% of the Company's total net revenues.

         As described in note 17, in 1995 the Company terminated its relationship with VCU, which performed Phase I and analytical services on behalf of the Company in the United States. The combined statements of operations include net revenues related to these services in the amount of $3,465,000 and $3,514,000 in 1995 and 1994, respectively. Future net revenue related to these services will be discontinued as a result of terminating this relationship.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(20)  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, short-term investments, trade accounts receivable, accrued interest receivable, restricted cash, accounts payable, and accrued expenses:

         The carrying amount approximates fair value because of the short term maturity of these instruments.

Long-term debt:

         The carrying amount of long-term debt with variable interest rates approximates fair value due to its variable nature. The fair value of long-term debt with fixed interest rates is estimated on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of long-term debt with fixed interest rates aggregated $1,103,000 and $1,378,000 while the fair value approximated $642,000 and $783,000 as of December 31, 1996 and 1995, respectively.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHRYSALIS INTERNATIONAL CORPORATION

                                        By:  /s/ John G. Cooper
                                          ----------------------------------

                                             John G. Cooper
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             Treasurer and Secretary

                                             Date:  March 28, 1997

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


*Paul J. Schmitt                Chairman of the Board, President and       March 28, 1997
-------------------------       Chief Executive Officer (Principal
Paul J. Schmitt                 Executive Officer), Director


/s/ John G. Cooper              Senior Vice President, Chief Financial     March 28, 1997
-------------------------       Officer, Treasurer and Secretary
John G. Cooper                  (Principal Financial Officer and
                                Principal Accounting Officer)

*Jack Barbut                    Director                                   March 28, 1997
-------------------------
Jack Barbut

*John K. Clarke                 Director                                   March 28, 1997
-------------------------
John K. Clarke

*J. Christian Jensen            Director                                   March 28, 1997
-------------------------
J. Christian Jensen

*Desmond H. O'Connell           Director                                   March 28, 1997
-------------------------
Desmond H. O'Connell

*Photios T. Paulson             Director                                   March 28, 1997
-------------------------
Photios T. Paulson

*W. Leigh Thompson              Director                                   March 28, 1997
-------------------------
W. Leigh Thompson




*John G. Cooper, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and Directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ John G. Cooper                                               March 28, 1997
---------------------------------
John G. Cooper, Attorney-in-Fact


                                  EXHIBIT INDEX
                                  -------------

(3)  Articles of Incorporation and Bylaws

         (i) Third Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 18, 1996.

         (ii) Certificate of Amendment of Certificate of Incorporation of the Company is incorporated by reference to Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (iii) Third Amended and Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 18, 1996.

(4)  Instruments defining the Rights of Security Holders, including Indentures

         (i) Stockholders' Agreement, dated as of December 18, 1996, among DNX Corporation, Dr. Gerald Rittershaus, as Trustee and Employee Trustee, Manfred Wissman, as Trustee, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen, Sherby N.V., Martha Lee Reynolds, Barry Dvorchik, Bettina Donhardt and Christine Dune-Kraatz is incorporated herein by reference to
                  Exhibit 2.4 to the Company's Current Report on Form 8-K dated December 18, 1996.

(10)  Material Contracts

         (i) *1988 Stock Plan of the Company, as amended, is incorporated herein by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (ii) *1991 Stock Option Plan of the Company, as amended, is incorporated herein by reference to Exhibit 10(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (iii) *1996 Stock Option Plan of the Company is incorporated by reference to Appendix G to the Company's Schedule 14A dated November 8, 1996.

         (iv) *Employment Agreement between Pharmakon Research International, Inc. and Leif Modeweg, dated as of June 28, 1993, is incorporated herein by reference to Exhibit 10(iv) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (v) *Employment Agreement between the Company and John G. Cooper, dated May 29, 1996.

         (vi) *Employment Agreement between the Company and Paul J. Schmitt, dated June 2, 1995, is incorporated herein by reference to
                  Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

         (vii) *Employment Agreement between the Company and John Christian Jensen, dated December 18, 1996.

         (viii) *Employment Agreement between the Company and Dr. Jack Barbut, dated December 18, 1996.

         (ix) *Consulting Agreement between the Company and Dr. Jack Barbut dated December 18, 1996.

         (x) *Form of Individual Long Term Disability Policy of New England Mutual Life Insurance Company for Corporate Officers is incorporated herein by reference to Exhibit 10(vii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xi) Assignment Agreement between Genetic Engineering, Inc. and the Company dated October 30, 1989, is incorporated herein by reference to Exhibit 10(viii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xii) License Agreement between Ohio University and DNX, Inc. dated June 13, 1985, as amended July 1, 1991, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed December 10, 1991 (Registration Statement No. 33-43553). Certain confidential information contained in such Exhibit 10.6 has been granted confidential treatment by the Commission on December 10, 1991.

         (xiii) Exclusive Worldwide License Agreement between Princeton University and DNX, Inc. dated December 22, 1987, as amended December 28, 1990, is incorporated herein by reference to
                  Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed December 10, 1991 (Registration Statement No. 33-43553). Certain confidential information contained in such Exhibit 10.7 has been granted confidential treatment by the Commission on December 10, 1991.

         (xiv) License Agreement between The Board of Trustees of the Leland Stanford Junior University and DNX, Inc. effective as of July 1, 1990, is incorporated herein by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xv) Lease made as of August 28, 1991 between Richard J. Matthews and Sally G. Matthews and Pharmakon is incorporated herein by reference to Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the fiscal year December 31, 1995.

         (xvi) *Form of Indemnification Agreement between the Company and its officers and directors is incorporated herein by reference to
                  Exhibit 10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xvii) Warrant Agreement to Purchase Shares of Common Stock of the Company, as amended as of December 23, 1996, by and among the Company and Hambrecht & Quist Incorporated.

         (xviii) Promissory Note of Pharmakon issued to International Laboratories Holdings Corp. on December 16, 1992, is incorporated herein by reference to Exhibit 10(xvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xix) Stock Pledge Agreement between Pharmakon and International Laboratories Holdings Corp. dated as of December 16, 1992 is incorporated herein by reference to Exhibit 10(xvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xx) Guaranty Agreement by and among the Company, International Laboratories Holdings Corp. and Institut Merieux dated as of December 16, 1992 is incorporated herein by reference to
                  Exhibit 10(xix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxi) Promissory Note of Pharmakon issued to Institut Merieux on December 16, 1992 is incorporated herein by reference to
                  Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxii) Stock Pledge Agreement between Pharmakon and Institut Merieux, dated as of December 16, 1992 is incorporated herein by reference to Exhibit 10(xxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxiii) Pharmakon Security Agreement by and between Pharmakon and Corning Lab Services Inc. (as agent) dated as of December 16, 1992 is incorporated herein by reference to Exhibit 10(xxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxiv) Patent License Security Agreement by and between DNX, Inc. and Corning Lab Services Inc. (as agent) dated as of December 16, 1992 is incorporated herein by reference to Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxv) Promissory Note in the principal amount of $3,000,000, dated as of February 26, 1993, made by DNX, Inc. to the order of Silicon Valley Bank is incorporated herein by reference to
                  Exhibit 10(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxvi) Pledge and Assignment Agreement (Certificate of Deposit), dated as of February 26, 1993, between DNX, Inc. and Silicon Valley Bank is incorporated herein by reference to Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxvii) Guarantee dated as of February 26, 1993 by the Company in favor of Silicon Valley Bank is incorporated herein by reference to Exhibit 10(xxvi) to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995.

         (xxviii) Security Agreement dated as of February 26, 1993 between DNX,
                  Inc. and Silicon Valley Bank is incorporated herein by reference to Exhibit 10(xxvii) to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995.

         (xxix) Letter Amendment (dated as of June 8, 1993) to Commitment Letter dated as of February 26, 1993 by Silicon Valley Bank to DNX Biotherapeutics is incorporated herein by reference to
                  Exhibit 10(xxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxx) Letter Amendment (dated December 12, 1994) to Commitment Letter dated as of June 8, 1993, Amended and Restated Promissory Note dated as of June 8, 1993, Pledge and Assignment Agreement dated as of February 26, 1993, Security Agreement dated as of February 26, 1993 and Guarantee dated as of February 26, 1993, between DNX Biotherapeutics, Inc. and Silicon Valley Bank is incorporated herein by reference to
                  Exhibit 10(xxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxxi) Third Amendment (dated as of June 15, 1995) to the Commitment Letter dated as of February 23, 1993 by Silicon Valley Bank to DNX Biotherapeutics and First Amendment to Guarantee dated as of February 23, 1993 to the Company is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

         (xxxii) Amended and Restated Promissory Note in the principal amount of $3,000,000, dated as of June 8, 1993, made by DNX Biotherapeutics to the order of Silicon Valley Bank is incorporated herein by reference to Exhibit 10(xxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxxiii) Consent and Release (dated as of August 25, 1994) to
                  Commitment Letter dated as of June 8, 1993 and Security Agreement dated as of February 26, 1994, between DNX Biotherapeutics, Inc. and Silicon Valley Bank is incorporated herein by reference to Exhibit 10(xxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxxiv) Amended and Restated Promissory Note in the amount of $791,802.30 dated as of June 15, 1995 made by DNX Biotherapeutics to the order of Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

          (xxxv) Assignment and Security Agreement dated as of June 15, 1995 between Biotherapeutics and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

         (xxxvi) Agreement of Sale dated March 3, 1993 between Scranton Lackawanna Industrial Building Company and Pharmakon is incorporated herein by reference to Exhibit 10(xxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxxvii) Loan Agreement dated June 29, 1993 between First Eastern Bank,
                  N.A. and Pharmakon is incorporated herein by reference to
                  Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxxviii) Joint Venture Agreement, dated as of August 29, 1994 by and among DNX Biotherapeutics and Baxter Transplant Holdings, Inc. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxxix) Asset Transfer Agreement, dated as of August 29, 1994 by and among the Company, DNX Biotherapeutics, Baxter Healthcare Corporation and Baxter Transplant Holdings, Inc is incorporated herein by reference to Exhibit 10(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xl) Guaranty Agreement (DNX), dated as of August 29, 1994 by and among the Company, Nextran, Baxter Transplant Holdings, Inc., and Baxter Healthcare Corporation is incorporated herein by reference to Exhibit 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xli) Assignment and Assumption of Lease, dated August 29, 1994 by and among the Company, DNX Biotherapeutics, Inc. and Baxter Transplant Holdings, Inc. is incorporated herein by reference to Exhibit 10(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xlii) Services Agreement (DNX), dated August 29, 1994 by and between the Company and Nextran is incorporated herein by reference to
                  Exhibit 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xliii) Services Agreement (Venture), dated August 29, 1994 by and between the Company and Nextran is incorporated herein by reference to Exhibit 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xliv) Loan Agreement, dated as of October 3, 1994 by and between Scranton Lackawanna Industrial Building Company and The Pennsylvania Industrial Development Authority is incorporated herein by reference to Exhibit 10(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xlv) Promissory Note in the principal amount of $1,200,000, dated as of October 3, 1994, made by Scranton Lackawanna Industrial Building Company to the order of The Pennsylvania Industrial Development Authority is incorporated herein by reference to
                  Exhibit 10(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xlvi) Consent, Subordination and Assumption Agreement, effective as of October 3, 1994 by Pharmakon and Scranton Lackawanna Industrial Building Company in favor of The Pennsylvania Industrial

                  Development Authority is incorporated herein by reference to
                  Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xlvii) Loan Agreement, dated May 25, 1994 by and between Pharmakon and the Commonwealth of Pennsylvania, acting by and through the Department of Commerce is incorporated herein by reference to Exhibit 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xlviii) Purchase Agreement, dated as of September 23, 1995, by and among Transplant Acquisition Inc., Baxter HealthCare Corporation, DNX Biotherapeutics, Inc. and DNX Corporation is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 31, 1995.

         (xlix) Amendment No. 1 to Purchase Agreement, dated as of September 29, 1995, by and among Transplant Acquisition Inc., Baxter HealthCare Corporation, DNX Biotherapeutics, Inc. and DNX Corporation is incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on October 31, 1995.

         (l) Merger Agreement, dated as of August 19, 1996, among DNX Corporation, DNX Acquisition Corporation, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen, Sherby N.V. and BioClin, Inc. is incorporated herein by reference to Exhibit
                  2.1 to the Current Report on Form 8-K filed by the Company on August 19, 1996.

         (li) Share Exchange Agreement, dated as of August 19, 1996, among DNX Corporation, Mr. Manfred Wissman, as Trustee, Dr. Gerald Rittershaus, as Employee Trustee, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen, Bettina Donhardt, Christine Dune-Kraatz, BioClin GmbH, Kilmer N.V. and BioClin Europe AG is incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 19, 1996.

         (lii) Share Acquisition Agreement, dated as of August 19, 1996, among DNX Corporation, Dr. Gerald Rittershaus, as Trustee, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen and BioClin Institute of Clinical Pharmacology GmbH is incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on August 19, 1996.

-----------------------------

                  *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(11)  Statement re Computation of Net Earnings (Loss) Per Share

(21)  Subsidiaries of the Company

(23)  Consent of Experts

                  (i) The Consent of KPMG Peat Marwick LLP regarding the Company's Registration Statement on Form S-8 (File No. 33-49124) and Registration Statement on Form S-8 (File No. 33-70976) is attached hereto as Exhibit 23(i).

(24)  Powers of Attorney

(27)  Financial Data Schedule