Form 10-Q
period 1997-03-31
CHRYSALIS INTERNATIONAL CORP
filed 1997-05-15
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.


                             Commission File Number
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

Yes  X  No
   -----  ----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock $0.01 par value              11,385,557 shares
                                               outstanding at April 30, 1997

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.       FINANCIAL INFORMATION                             PAGE NO.
                                                                --------
Item 1. Financial Statements
----------------------------

     Consolidated Balance Sheets -
           March 31, 1997 (unaudited) and December 31, 1996        3

     Unaudited Consolidated Statements of Operations -
           for the three months ended March 31, 1997 and 1996      4

     Unaudited Consolidated Statement of Stockholders' Equity -
           for the three months ended March 31, 1997               5

     Unaudited Consolidated Statements of Cash Flows -
           for the three months ended March 31, 1997 and 1996      6

     Notes to Unaudited Consolidated Financial Statements          7

Item 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
           Condition and Results of Operations                8 - 18
           -----------------------------------


PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         19
-----------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                (in thousands except share and per share amounts)

                        Assets                               March 31, 1997  December 31, 1996
                        ------                               --------------  -----------------
                                                              (unaudited)
Current assets
    Cash and cash equivalents                                    $ 10,199          10,455
    Cash in escrow                                                   --             4,550
    Short-term investments                                           --             2,518
    Marketable debt securities                                         92             101
    Trade accounts receivable, net                                  9,525          10,788
    Prepaid expenses and other current assets                       1,811           1,433
                                                                 --------         -------
         Total current assets                                      21,627          29,845

Property and equipment, net                                        15,329          15,963
Marketable debt securities                                            361             396
Intangible assets, net                                                870             953
Other assets                                                          305             326
Restricted cash                                                       499             460
                                                                 --------         -------
                                                                 $ 38,991          47,943
                                                                 ========         =======
         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities
    Short-term borrowings                                           6,144          10,939
    Note payable - related party                                      276             299
    Current portion of long-term debt                                 160             180
    Accounts payable                                                3,173           3,386
    Accrued expenses                                                6,966           8,273
    Deferred revenue                                                4,648           5,842
                                                                 --------         -------
         Total current liabilities                                 21,367          28,919

Long-term debt, excluding current portion                           2,339           2,376
Deferred income taxes                                               1,865           2,053
Other liabilities                                                   1,009           1,054
                                                                 --------         -------
         Total liabilities                                         26,580          34,402
                                                                 --------         -------

Stockholders' equity
    Serial preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares issued and outstanding         --              --
    Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 11,384,807 in 1997
         and 11,359,721 in 1996                                       114             113
    Additional paid-in capital                                     57,591          57,498
    Translation adjustment                                           (103)            462
    Employee stock purchase loans                                     (86)            (86)
    Accumulated deficit                                           (45,185)        (44,541)
    Net unrealized gain on marketable securities                       80              95
                                                                 --------         -------
         Total stockholders' equity                                12,411          13,541
                                                                 --------         -------
    Commitments and contingencies

                                                                 $ 38,991          47,943
                                                                 ========         =======



See accompanying notes to unaudited consolidated financial statements

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                   Three months ended March 31, 1997 and 1996
                     (in thousands except per share amounts)

                                              Three months ended March 31,
                                                    1997        1996
                                                    ----        ----
Revenues:
         Service revenue                          $ 11,482      11,106
         Less: Reimbursed costs                     (1,853)     (1,628)
                                                  --------    --------
            Net service revenue                      9,629       9,478

         License fees and other                        276         119
                                                  --------    --------
                                                     9,905       9,597
                                                  --------    --------
Operating expenses:
         Direct costs                                6,970       6,272
         Research and development                       52         103
         General, administrative and marketing       2,874       2,676
         Depreciation and amortization                 638         672
                                                  --------    --------
                                                    10,534       9,723
                                                  --------    --------
                           Loss from operations       (629)       (126)
                                                  --------    --------
Other income (expense):
         Interest income                               181         315
         Interest expense                             (191)       (360)
         Foreign currency gain                        --            67
         Other                                           4         121
                                                  --------    --------
                                                        (6)        143
                                                  --------    --------
         Income (loss) before income taxes            (635)         17

Income tax expense                                       9         129
                                                  --------    --------
                           Net Loss               $   (644)   $   (112)
                                                  ========    ========
Loss per common and common
     equivalent share                             $   (.06)   $   (.01)
                                                  ========    ========
Shares used in computing per share amounts          11,372      11,247
                                                  ========    ========




See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                        Three months ended March 31, 1997
                                 (in thousands)

                                                                                         Net unrealized
                                                                                           gain (loss)
                                                                    Employee                   on          Total
                                          Additional                  stock                marketable     stock-
                                 Common     paid-in   Translation   purchase   Accumulated    debt       holders'
                                  stock     capital   adjustment      loan       deficit   securities     equity
                                  -----     -------   ----------      ----       -------   ----------     ------
Balance, December 31, 1996         113      57,498         462          (86)   (44,541)          95      13,541

Issuance of 16,538 shares
  of common stock upon
  exercise of stock options          1          50          --           --         --           --          51

Issuance of 8,548 shares
  of common stock pursuant
  to 401(k) plan                    --          43          --           --         --           --          43

Translation adjustment              --          --        (565)          --         --           --        (565)

Decrease in net unrealized
  gain on marketable debt
  securities                        --          --          --           --         --          (15)        (15)

Net loss                            --          --          --           --       (644)          --        (644)
                                   ---      ------        ----          ---    -------           --      ------

Balance, March 31, 1997            114      57,591        (103)         (86)   (45,185)          80      12,411
                                   ===      ======        ====          ===    =======           ==      ======


See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Unaudited Consolidated Statements of
                       Cash Flows Three months ended March
                                31, 1997 and 1996
                                 (in thousands)

                                                                           Three months ended
                                                                                 March 31,
                                                                             1997        1996
                                                                           --------    -------
Cash flows from operating activities:
     Net loss                                                              $   (644)      (112)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Non-cash items:
             Depreciation and amortization                                      638        672
             Deferred income tax expense (benefit)                             (142)        18
             Gain on disposal of property and equipment                           1         --
             Amortization of premium on short-term investments                   --         25
             Foreign currency transaction gain                                   --        (67)
             Noncash charges                                                     43         15
             Change in operating assets and liabilities:
             Decrease in accounts receivable                                    418        297
             Increase in prepaid expenses and other current assets             (329)      (129)
             Increase in other assets                                           (36)       (23)
             Decrease in accounts payable                                       (83)      (304)
             Decrease in accrued expenses                                      (869)      (575)
             Decrease in deferred revenue                                      (835)      (240)
             Increase in other liabilities                                       24         25
                                                                           --------    -------
                     Net cash used in operating activities                   (1,814)      (398)
                                                                           --------    -------
Cash flows from investing activities:
     (Increase) decrease in restricted cash                                     (39)        27
     Purchase of property and equipment                                        (855)      (180)
     Proceeds from disposal of property and equipment                          --         --
     Purchases of intangible assets                                              (1)        (1)
     Purchases of short-term investments                                       --       (5,409)
     Proceeds from maturities of short-term investments                       7,068      1,000
                                                                           --------    -------
                     Net cash provided by (used in) investing activities      6,173     (4,563)
                                                                           --------    -------
Cash flows from financing activities:
     Principal payments on short-term borrowings                             (4,393)      (234)
     Principal payments on long-term debt                                       (36)      (201)
     Proceeds from stock options exercised                                       51          6
                                                                           --------    -------
                     Net cash used in financing activities                   (4,378)      (429)
                                                                           --------    -------
Effect of exchange rate changes on cash                                        (237)       356
                                                                           --------    -------
Decrease in cash and cash equivalents                                          (256)    (5,034)

Cash and cash equivalents, beginning of period                               10,455     21,168
                                                                           --------    -------
Cash and cash equivalents, end of period                                   $ 10,199     16,134
                                                                           ========    =======
Supplemental disclosure of cash flow information
  Cash paid during the period for:
        Interest                                                           $    166        268
        Income taxes                                                             29         28
                                                                           --------    -------
Noncash investing activities:
        Unrealized gain (loss) on marketable securities                    $    (15)        39
                                                                           --------    -------

See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1997

Note 1.  Statement of Accounting Presentation
         ------------------------------------

         In the opinion of Chrysalis International Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of March 31, 1997, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The information set forth in the accompanying consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Interim results are not necessarily indicative of the results for the full year.

Note 2.  Loss Per Share
         --------------

         Loss per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the periods, plus when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants. Primary and fully-diluted loss per share are the same for each period presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL SUMMARY

         The Company is an international contract research organization ("CRO") providing a broad portfolio of integrated drug development services primarily to the pharmaceutical and biotechnology industries. This portfolio of drug development services includes preclinical and clinical capabilities that enable the Company to manage a comprehensive drug development program or a client's specific requirements. The Company utilizes its international expertise and experience in preclinical and clinical services to provide a coordinated approach for a client to transition its drug through various preclinical to clinical stages of development thereby minimizing certain delays which typically occur before a new drug is introduced to the market. In addition, the Company is the only CRO that is currently able to use its proprietary transgenic and other related technology to provide services for its clients that require transgenic animal models for the evaluation and development of therapeutic lead compounds for further development and for genomics research in order to determine the function of human genes and identify gene targets implicated in disease. The Company generates substantially all of its revenues from its drug development services and currently provides services for more than 250 clients in 26 countries.

         On December 18, 1996, the Company issued 2,632,600 shares of Common Stock in connection with the acquisition (the "Acquisition") by the Company of all of the outstanding capital stock of, or equity interests in, BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation. The Acquisition has been recorded using the "pooling-of-interests" method of accounting.

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

         The Company's financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between non-U.S. currencies and the U.S. dollar will affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting the Company's financial results. For the first three months of 1997, approximately 68% of the Company's revenues were from operations outside the U.S. Approximately 48% of the Company's revenues for the quarter ended March 31, 1997 were from operations in France and denominated in French Francs; accordingly, fluctuations in the exchange rate between the French Franc and the U.S. dollar may have a material effect on the Company's operating results. See "-- Liquidity and Capital Requirements -- Exchange Rate Fluctuations."

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

         The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentration of business is not uncommon within the CRO industry. For the quarter ended March 31, 1997, the Company's top ten customers accounted for approximately 47% of its combined net revenue. One customer accounted for approximately 16% of the Company's net revenues. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customer would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

         The Company has incurred expenses during the last year expanding its infrastructure, primarily in the clinical operations, to support global drug development capabilities and utilizing management's resources primarily to communicate these expanded capabilities to its existing client base and the pharmaceutical and biotechnology industries. As a result of these efforts, the Company believes it is capable of supporting higher revenues. However, the Company's future operating results will be contingent upon successfully utilizing this expanded infrastructure which will require the Company to convert proposals into contracts and revenues. There can be no assurance that the Company will be able to successfully utilize its expanded infrastructure or that proposals will be converted into revenues in a timely manner. The Company's ability to utilize its expanded infrastructure into future operating results may also be affected by factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, and the termination of preclinical and clinical trials, all of which may be beyond the control of the Company. See "--Quarterly Results."

                              RESULTS OF OPERATIONS

REVENUES
--------

         Revenues were $9,905,000 for the three months ended March 31, 1997 as compared to $9,597,000 for the same period in 1996. The Company generated approximately 68% of its revenues from operations outside of North America and, as a result, the Company experienced an unfavorable effect, amounting to approximately $700,000 for the first quarter of 1997 compared to the same period in 1996, from the currency translation of the European operations revenues from local currencies to U.S. dollars. See "--Liquidity and Capital Requirements - Exchange Rate Fluctuations." After taking into account the impact of foreign currency translations, revenues for the first quarter of 1997 would have been approximately $10,600,000 as compared to $9,597,000 for the same period last year. The increase in revenues was primarily the result of the following: (i) an increase in the clinical business including services provided under contracts with the Company's largest customer, (ii) an increase in the Company's specialty transgenic and molecular biology services, (iii) an increase in licensing revenues generated from the Company's patented Microinjection technology, and
(iv) an increase in preclinical business in Europe. This increase was partially offset by a decrease in the preclinical business in North America. In addition, the Company believes that revenue growth for the clinical business in the first quarter of 1997 was adversely affected as a result of (i) the focus of senior management in the clinical business in the negotiation and consummation of the acquisition and, consequently, having less opportunity to devote to business development and marketing the clinical business and (ii) the long lead times in converting requests for proposals into contracts and revenues.

OPERATING EXPENSES
------------------

         Direct costs were $6,970,000 or approximately 70% of net revenues for the three months ended March 31, 1997 and $6,272,000 or approximately 65% of net revenues for the same period in 1996. After taking into account the impact of foreign currency translations, this increase in direct costs of $698,000 would have been an increase of approximately $1,150,000. The increase in these costs for the three months ended March 31, 1997 as compared to the same period in 1996 was primarily due to (i) investment in personnel and infrastructure to accommodate anticipated growth in the worldwide clinical business and (ii) increased variable costs as a result of increased business activity in the European preclinical services. The increase in these costs as a percent of revenues is due to a base cost structure of personnel, facilities and related expenses which is capable of supporting a higher level of business than experienced during the first three months of 1997.

         General, administrative and marketing expenses were $2,874,000 for the three months ended March 31, 1997 versus $2,676,000 for the same period 1996. After taking into account the impact of foreign currency translations, this increase of $198,000 would have been an increase of approximately $400,000. The increase in expenses was primarily the result of increased personnel and related costs for marketing, business development, information systems, general management and financial management activities.

         Depreciation and amortization expense decreased to $638,000 for the three months ended March 31, 1997 versus $672,000 for the same period last year.

OTHER INCOME (EXPENSE)
----------------------

         Other income (expense) represented expense of $6,000 for the three months ended March 31, 1997 compared to income of $143,000 for the same period last year. The increase in expense for 1997 as compared to the income for 1996 is primarily the result of a decrease in interest income earned in the first quarter of 1997 as a result of a decrease in cash and other investment balances, offset by a decrease in interest expense in the first quarter of 1997 resulting from lower outstanding debt balances (see -- "Liquidity and Capital Requirements
- Debt."). Additionally, other income of $75,000 is included in the first quarter of 1996 associated with the installment sale of the former Plainsboro pilot facility which was completed by the fourth quarter of 1996.

TAXES
-----

         The Company's foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in such countries which in general may not be offset by losses from operations in other countries. As a result, the Company recorded provisions of $9,000 and $129,000, for the three months ended March 31, 1997 and 1996, respectively, primarily due to profits generated by its French operations offset by tax benefits recorded as a result of losses in other European operations.

         The impact from United States federal income taxes is currently not significant due to the Company's available net operating loss carryforwards. At December 31, 1996, the Company has available net operating loss carryforwards of approximately $25,396,000 for United States federal income tax purposes. Such loss carryforwards expire through 2011. The Company also has research and development tax credit carryforwards of approximately $3,000,000 for U.S. federal income tax reporting purposes which are available to reduce

U.S. federal income taxes, if any, through 2010. The Company has alternative minimum tax credit carryforwards of approximately $164,000 for U.S. federal income tax purposes which are available to reduce U.S. federal income taxes, if any. These tax credits have an unlimited carryforward period. The Company's acquisition of the clinical drug development business in December 1996 resulted in an ownership change under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company's ability to utilize its net operating loss carryforwards to offset operating profits may be subject to certain limitations in the future under the Code. These net operating loss carryforwards may not be utilized to offset profit in other countries.

BACKLOG
-------

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

         The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize net service revenue included in backlog. As of March 31, 1997, the Company's backlog was approximately $21.6 million compared to approximately $25.7 million at December 31, 1996. One client of the Company accounted for approximately $7.9 million of the backlog at March 31, 1997. The $21.6 million of backlog as of March 31, 1997 includes approximately $2.0 million of a $20.0 million Phase II and Phase III trial, for which the Company has a signed letter of intent. The $2.0 million included in backlog represents the anticipated revenue remaining to be earned for the initial phase of this trial. This Phase II and Phase III trial is with the client which accounted for approximately 16% of net revenues in the first quarter of 1997.

QUARTERLY RESULTS
-----------------

         The Company's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, termination of preclinical and clinical trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically subject to the control of the Company. Since a large amount of the Company's operating costs are relatively fixed while its revenues are subject to fluctuation, minor variations in the commencement, progress or completion of preclinical and clinical trials may cause significant variations in quarterly operating results.

         The following table presents unaudited quarterly operating results for each of the fiscal quarters of 1996 and the first quarter of 1997. In the opinion of the Company, this information has been prepared on the same basis as the audited consolidated financial statements of the Company and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period. The Company expects second quarter 1997 results to be consistent with first quarter 1997 results, due primarily to long lead times in converting requests for proposals into revenues and due to the Company's investment in personnel and infrastructure to accommodate anticipated growth in worldwide business.

                                                QUARTER ENDED ($000'S EXCEPT PER SHARE DATA)
                                            -----------------------------------------------------
                                                                (UNAUDITED)
                                            March 31,  June 30,  Sept. 30,   Dec. 31,   March 31,
                                              1996       1996       1996       1996       1997
                                            --------    -------    -------    -------    -------
Net revenues                                $  9,597     10,426     11,089     10,375      9,905
Operating expenses:
             Direct costs                      6,272      6,816      7,379      6,846      6,970
             Research and development            103        130         92        203         52
             General, administrative &
                      marketing                2,676      2,519      2,630      3,117      2,874
             Depreciation & amortization         672        679        699        730        638
             Business combination costs         --         --         --        3,649       --
                                            --------    -------    -------    -------    -------
                                               9,723     10,144     10,800     14,545     10,534
Income (loss) from operations                   (126)       282        289     (4,170)      (629)
Other income (expense):
             Interest income                     315        272        309        291        181
             Interest expense                   (360)      (327)      (345)      (413)      (191)
             Foreign currency gain (loss)         67         65        (41)       426       --
             Other                               121        140        108        114          4
                                            --------    -------    -------    -------    -------
                                                 143        150         31        418         (6)
                                            --------    -------    -------    -------    -------
Income before income taxes                        17        432        320     (3,752)      (635)
Income tax expense                               129         86        244         18          9
                                            --------    -------    -------    -------    -------
Net income (loss)                           $   (112)       346         76     (3,770)      (644)
                                            ========    =======    =======    =======    =======

Earnings (loss) per share                   $  (0.01)      0.03       0.01      (0.33)     (0.06)
                                            ========    =======    =======    =======    =======
Shares used in computing
     per share amounts                        11,775     11,944     12,014     11,353     11,307
                                            ========    =======    =======    =======    =======

REVENUES BY BUSINESS AND GEOGRAPHIC REGION BY QUARTER

                                    QUARTER ENDED ($000'S)
                     ------------------------------------------------------
                                          (UNAUDITED)
                     March 31,  June 30,    Sept. 30,   Dec. 31,   March 31,
                      1996        1996        1996        1996       1997
                     ------      ------      ------      ------      -----
Preclinical          $7,001       7,319       7,286       7,484      6,720
Clinical              2,477       2,980       3,698       2,728      2,909
Licensing/Other         119         127         105         163        276
                     ------      ------      ------      ------      -----
Total                 9,597      10,426      11,089      10,375      9,905
                     ======      ======      ======      ======      =====
International         6,591       6,864       7,782       7,085      6,779
North America         2,887       3,435       3,202       3,127      2,850
Licensing/Other         119         127         105         163        276
                     ------      ------      ------      ------      -----
Total                $9,597      10,426      11,089      10,375      9,905
                     ======      ======      ======      ======      =====

                       LIQUIDITY AND CAPITAL REQUIREMENTS

CASH RESERVES
-------------

         The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements, (ii) its cash reserves and (iii) its available lines of credit. As of March 31, 1997, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments, marketable debt securities and restricted cash) of $11,151,000. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. The Company's cash reserves decreased by $7,329,000 during the first quarter of 1997 from the fourth quarter of 1996 primarily due to the following: (i) the payment of approximately $5,000,000 of outstanding debt associated with the acquired clinical business, (ii) the payment in the first quarter of 1997 of approximately $1,100,000 of nonrecurring business combination costs also associated with the acquisition of the clinical business and, (iii) approximately $855,000 in capital expenditures primarily associated with expansion of specialty transgenic/molecular biology services and investments in information systems.

DEBT
----

         In connection with the acquisition of the clinical business on December 18, 1996, the Company acquired approximately $9.8 million of short-term borrowings outstanding under line of credit arrangements with various banks. The majority of such borrowings and credit arrangements were guaranteed by certain prior stockholders of the clinical business. One of the conditions of the closing was the release of these guarantees. In order to satisfy this condition, on December 18, 1996, the Company paid approximately $4.0 million to reduce these short-term borrowings and transferred approximately $4.5 million into escrow for purposes of securing the future payment of the remaining personally guaranteed borrowings. In January 1997, the Company paid the remaining outstanding balance on these lines utilizing the cash in escrow and established a new $3.0 million line of credit with a Swiss bank. As of March 31, 1997, the outstanding balance under this line of credit was approximately $1,144,000.

         Additionally, The Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($1.8 million at the exchange rate in effect on March 31, 1997). At March 31, 1997, there were no short-term borrowings outstanding under these facilities.

         In December 1992, the Company acquired preclinical operations in France. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Notes"). The remaining unpaid principal balance as of March 31, 1997 of $5.0 million is due in December 1997 and is classified as short term borrowings. See " -- Capital Requirements." The payment of the Notes is secured by a pledge of the capital stock of the French operations, a pledge of certain assets, a guarantee by the Company and a security interest in fees and royalties payable to the Company under sublicenses of its proprietary DNA Microinjection technology. The Notes require prepayments in specified amounts upon the Company selling any portion of its interest in the preclinical business. The Notes contain various covenants, the most restrictive of which prohibit the payment of dividends by the preclinical business to the Company and the sale of any assets of the French operations that are not made in the ordinary course of business.

         In connection with its U.S. preclinical facility, in 1994 the Company secured (i) a $1.5 million 15-year mortgage with a bank and, (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are secured by mortgages on the property acquired. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of March 31, 1997. Upon achievement of certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

CAPITAL REQUIREMENTS
--------------------

         The Company believes that with its current financial resources it has the ability to meet its working capital requirements at least through the end of fiscal 1997. The Company anticipates that its future capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for drug development services from the pharmaceutical and biotechnology industries. The Company may, from time to time, consider funding its future capital requirements by issuing stock or other securities in public or private equity financings. In anticipation of the payment of the final $5.0 million principal payment on the Notes which is due in December 1997, the Company has begun negotiations to refinance or restructure, on a long-term basis, this debt obligation. The Company is also considering further supporting its working capital requirements by issuing stock or other securities in private equity financings or by means of entering into one or more strategic alliances involving the issuance of securities in private placements. There can be no assurance that the Company will be able to successfully renegotiate or restructure the debt obligation due in December 1997 or that it will be able to issue stock securities or enter into any strategic alliance to further support its working capital requirements. In addition, there can be no assurance that any such financings will be on terms acceptable to the Company.

         Additionally, the Company from time to time is engaged in discussions regarding strategic acquisitions of organizations providing various drug development services and may finance such an acquisition by additional public or private debt or equity financings or through the issuance of stock. In the event that the Company seeks to issue stock or other securities or pursue any such acquisition requiring financing, there can be no assurance that the Company will be able to issue such stock or other securities or that any financing will be available to the Company or that such offering or financing will be available on acceptable terms. Also, there can be no assurance that the Company will consummate such an acquisition or obtain any such financing, or if consummated, that the Company will be able to issue such stock or other securities or obtain any such financing arrangements that will satisfy a material portion of the Company's capital needs. Although the Company continually considers and evaluates potential acquisitions and related opportunities for growth, it does not have any understandings, arrangements or agreements with respect to any such acquisitions at this time.

         As a former general partner of Nextran, the Company remains obligated with respect to certain environmental representations and warranties which expire on August 29, 1997.

Such representations and warranties are also limited by certain financial indemnification provisions.

         In addition to the above, the Company's working capital and other capital requirements will depend on numerous factors, including among others: success in increasing the Company's revenues and managing its operations; exchange rate fluctuations between the United States dollar and foreign currencies; capital expenditures for clinical and preclinical information system objectives; the level of Company resources devoted to management, marketing, information and data management capabilities and business and financial administration; technological advances; the status of competitors; the payment of remaining expenses for the acquisition of the clinical drug development business; and costs of potential future acquisitions.

EXCHANGE RATE FLUCTUATIONS
--------------------------

         Approximately 68% of the Company's net revenues for the quarters ended March 31, 1997 and 1996 were derived from the Company's operations outside the United States. The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results.

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

         Due to its preclinical operations in France, the percentage of the Company's total revenues recorded in French Francs is significant. For the quarters ended March 31, 1997 and 1996, the French operations accounted for approximately 48% and 52% of the Company's revenues, respectively. Accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from the French preclinical operations. Based on the assumption that the French preclinical operations will continue to represent a significant portion of the business of the Company, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the Company's revenues and an unfavorable impact on the Company's operating expenses due to the effect of such currency translation on the French preclinical operation's operating results; however, the appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses.

         For purposes of the Company's consolidated financial results, the results of operations of the French preclinical business denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                                         French Franc                 U.S. dollar per
               Period                   per U.S. dollar                French Franc
               ------                   ---------------                ------------
         1st quarter 1996                  5.0384                         .1985
         2nd quarter 1996                  5.1578                         .1939
         3rd quarter 1996                  5.0965                         .1962
         4th quarter 1996                  5.1821                         .1930

         1st quarter 1997                  5.6038                         .1785

The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal.

ACCUMULATED DEFICIT
-------------------

         Since its inception in 1988 until the formation in 1994 and subsequent sale of its partnership interest in Nextran in 1995, the Company expended substantial funds for research and development and capital expenditures. A significant portion of such expenditures were made to support the Company's organ transplantation and blood substitute research and development programs, which programs were transferred to the Nextran partnership. Historically, these expenditures accounted for a substantial portion of the Company's accumulated deficit.

INFLATION
---------

          The Company believes that inflation has not had a material impact on its results of operations.

FORWARD LOOKING STATEMENTS
--------------------------

         The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange of 1934. These forward-looking statements are subject to certain risks and uncertainties described below, which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

         Factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the degree of the Company's success in obtaining new contracts; the scope and duration of drug development trials; the loss or downsizing of or delay in existing drug development trials; the lengthening of the lead time to convert proposals into contracts and revenues; the Company's dependence on certain clients, especially its largest client, and on the pharmaceutical and biotechnology industries; the Company's dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations; and the costs associated with integrating future acquired businesses. In addition, the Company's quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above as well as the costs associated with integrating the clinical and preclinical businesses.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.       Exhibits

                  27       Financial Data Schedule

         b.       Reports on Form 8-K

                  None.

                       CHRYSALIS INTERNATIONAL CORPORATION
                                   SIGNATURES

         The financial information furnished herein has not been audited. However in the opinion of management, all significant adjustments necessary for a fair presentation for the three month periods ended March 31, 1997 and 1996, have been included.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         May 15, 1997      CHRYSALIS INTERNATIONAL CORPORATION

                                /s/ John G. Cooper
                                --------------------------------------------
                                John G. Cooper
                                Senior Vice President, Chief Financial Officer
                                     and Treasurer
                                (Duly Authorized Officer and Chief
                                     Accounting Officer)