Form 10-Q
period 1997-06-30
CHRYSALIS INTERNATIONAL CORP
filed 1997-08-14
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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
Yes   X        No
    -----        -----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock $0.01 par value              11,404,575 shares
                                               outstanding at August 8, 1997

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.       FINANCIAL INFORMATION                                   PAGE NO.
                                                                      --------
Item 1. Financial Statements

     Consolidated Balance Sheets -
           June 30, 1997 (unaudited) and December 31, 1996                3

     Unaudited Consolidated Statements of Operations -
           for the three and six months ended
                 June 30, 1997 and 1996                                   4

     Unaudited Consolidated Statement of Stockholders' Equity -
           for the six months ended June 30, 1997                         5

     Unaudited Consolidated Statements of Cash Flows -
           for the six months ended June 30, 1997 and 1996                6

     Notes to Unaudited Consolidated Financial Statements                 7

Item 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
           Condition and Results of Operations                          8 - 19
           -----------------------------------


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders                 20
--------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K                                20
-----------------------------------------


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                    Consolidated Balance Sheets
                                                June 30, 1997 and December 31, 1996
                                         (in thousands except share and per share amounts)

                        Assets                                         June 30, 1997  December 31, 1996
                        ------                                         -------------  -----------------
                                                                        (unaudited)
Current assets
  Cash and cash equivalents                                                 $  8,186        10,455
  Cash in escrow                                                                --           4,550
  Short-term investments                                                        --           2,518
  Marketable debt securities                                                    --             101
  Trade accounts receivable, net                                              10,374        10,788
  Prepaid expenses and other current assets                                    2,139         1,433
                                                                            --------       -------
         Total current assets                                                 20,699        29,845

Property and equipment, net                                                   15,013        15,963
Marketable debt securities                                                      --             396
Intangible assets, net                                                           829           953
Other assets                                                                     387           326
Restricted cash                                                                  468           460
                                                                            --------       -------
                                                                            $ 37,396        47,943
                                                                            ========       =======
         Liabilities and Stockholders' Equity

Current liabilities
  Short-term borrowings                                                        1,449        10,939
  Note payable -related party                                                    274           299
  Current portion of long-term debt                                              158           180
  Accounts payable                                                             3,129         3,386
  Accrued expenses                                                             6,723         8,273
  Deferred revenue                                                             4,277         5,842
                                                                            --------       -------
         Total current liabilities                                            16,010        28,919

Long-term debt, excluding current portion                                      7,300         2,376
Deferred income taxes                                                          1,765         2,053
Other liabilities                                                                904         1,054
                                                                            --------       -------
         Total liabilities                                                    25,979        34,402
                                                                            --------       -------

Stockholders' equity
  Serial preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares issued and outstanding                    --            --
  Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 11,404,575 in 1997
         and 11,359,721 in 1996                                                  114           113
  Additional paid-in capital                                                  57,669        57,498
  Translation adjustment                                                        (430)          462
  Employee stock purchase loans                                                  (86)          (86)
  Accumulated deficit                                                        (45,850)      (44,541)
  Net unrealized gain on marketable securities                                  --              95
                                                                            --------       -------
         Total stockholders' equity                                           11,417        13,541
                                                                            --------       -------
  Commitments and contingencies
                                                                            $ 37,396        47,943
                                                                            ========       =======

See accompanying notes to unaudited consolidated financial statements

                                       CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                          Unaudited Consolidated Statements of Operations
                                         Three and six months ended June 30, 1997 and 1996
                                              (in thousands except per share amounts)
                                                      Three months ended                          Six months ended
                                                           June 30,                                   June 30,
                                                    1997             1996                       1997             1996
                                                 -----------------------------              ------------------------------
Revenues:
      Service revenue                                $11,491          $12,010                    $22,973          $23,116
      Less:  Reimbursed costs                         (1,506)          (1,711)                    (3,359)          (3,339)
                                                 ------------     ------------              -------------    -------------
             Net service revenue                       9,985           10,299                     19,614           19,777

      License fees and other                             160              127                        437              246
                                                 ------------     ------------              -------------    -------------
                                                      10,145           10,426                     20,051           20,023
                                                 ------------     ------------              -------------    -------------

Operating expenses:
      Direct costs                                     7,054            6,816                     14,024           13,088
      Research and development                            47              130                         99              233
      General, administrative and marketing            2,976            2,519                      5,850            5,195
      Depreciation and amortization                      654              679                      1,293            1,351
                                                 ------------     ------------              -------------    -------------
                                                      10,731           10,144                     21,266           19,867

             Income (loss) from operations              (586)             282                     (1,215)             156
                                                 ------------     ------------              -------------    -------------

Other income (expense):
      Interest income                                    123              272                        303              587
      Interest expense                                  (165)            (327)                      (357)            (687)
      Foreign currency gain                                -               65                          -              132
      Other                                               (6)             140                          -              261
                                                 ------------     ------------              -------------     -------------
                                                         (48)             150                        (54)             293
                                                 ------------     ------------              -------------    -------------

              Income (loss) before income taxes         (634)             432                     (1,269)             449

Income tax expense                                       (31)             (86)                       (40)            (215)
                                                 ------------     ------------              -------------    -------------

              Net income (loss)                        ($665)            $346                    ($1,309)            $234
                                                 ============     ============              =============    =============

Earnings (loss) per common and common
      equivalent share:
      Primary                                         ($0.06)           $0.03                     ($0.12)           $0.02
                                                 ============     ============              =============    =============
      Fully diluted                                   ($0.06)           $0.03                     ($0.12)           $0.02
                                                 ============     ============              =============    =============

Shares used in computing per share amounts:
      Primary                                         11,388           11,944                     11,380           11,856
                                                 ============     ============              =============    =============
      Fully Diluted                                   11,388           12,017                     11,380           12,044
                                                 ============     ============              =============    =============

See accompanying notes to unaudited consolidated financial statements.

                                       CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                     Unaudited Consolidated Statements of Stockholders' Equity
                                                  Six months ended June 30, 1997
                                                (in thousands except share amounts)
                                                                                         Net unrealized
                                                                                           gain (loss)
                                                                    Employee                   on          Total
                                          Additional                  stock                marketable     stock-
                                 Common    paid-in   Translation    purchase   Accumulated    debt       holders'
                                  stock    capital    adjustment      loan       deficit   securities     equity
                                 ------   ---------- -----------    --------   ----------- -----------   -------
Balance December 31, 1996          113      57,498       462          (86)      (44,541)       95          13,541

Issuance of 25,223 shares
  of common stock upon
  exercise of stock options          1          80        --           --            --        --              81

Issuance of 19,631 shares
  of common stock pursuant
  to 401(k) plan                    --          91        --           --            --        --              91

Translation adjustment              --          --      (892)          --            --        --            (892)
Decrease in net unrealized
  gain on marketable debt
  securities                        --          --        --           --            --       (95)            (95)

Net loss                            --          --        --           --        (1,309)       --          (1,309)
                                   ---      ------      ----       ------        ------      ----          ------
Balance June 30, 1997              114      57,669      (430)         (86)      (45,850)       --          11,417
                                   ===      ======      ====       ======        ======      ====          ======


See accompanying notes to unaudited consolidated financial statements.

                                       CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                             Unaudited Consolidated Statements of Cash
                                           Flows Six months ended June 30, 1997 and 1996
                                                          (in thousands)
                                                                                     Six months ended
                                                                                       June 30, 1997
                                                                                  1997               1996
                                                                                  ----               ----
Cash flows from operating activities:
     Net income (loss)                                                            $ (1,309)      $    234
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Non-cash items:
             Depreciation and amortization                                           1,293          1,457
             Deferred income tax expense (benefit)                                    (337)             7
             Loss (gain) on disposal of property and equipment                           2            (29)
             Amortization of premium on short-term investments                        --              163
             Foreign currency transaction gain                                        --             (132)
             Noncash charges                                                            91             40
        Change in operating assets and liabilities:
             Increase in accounts receivable                                          (421)          (140)
             Increase in prepaid expenses and other current assets                    (550)            (3)
             Increase in other assets                                                 (136)          (554)
             Increase in accounts payable                                              114            653
             Decrease in accrued expenses                                           (1,067)           (59)
             Decrease in deferred revenue                                           (1,114)        (2,370)
             Increase (decrease) in other liabilities                                 (254)            14
                                                                                  --------       --------
                     Net cash used in operating activities                          (3,688)          (719)
                                                                                  --------       --------

Cash flows from investing activities:
     (Increase) decrease in restricted cash                                            (38)           317
     Purchases of property and equipment                                            (1,572)          (891)
     Proceeds from disposal of property and equipment                                    1             70
     Purchases of intangible assets                                                     (1)           (18)
     Purchases of short-term investments                                              --           (5,409)
     Proceeds from maturities of short-term investments                              7,068          1,000
                                                                                  --------       --------
                     Net cash provided by (used in) investing activities             5,458         (4,931)
                                                                                  --------       --------

Cash flows from financing activities:
     Principal payments on short-term borrowings                                    (4,368)        (1,119)
     Principle proceeds on short-term borrowings                                       462          1,307
     Principal payments on long-term debt                                              (70)          (705)
     Proceeds from stock options exercised                                              81             86
                                                                                  --------       --------
                     Net cash used in financing activities                          (3,895)          (431)
                                                                                  --------       --------

Effect of exchange rate changes on cash                                               (144)           (35)
                                                                                  --------       --------
Decrease in cash and cash equivalents                                               (2,269)        (6,116)

Cash and cash equivalents, beginning of period                                      10,455         21,168
                                                                                  --------       --------
Cash and cash equivalents, end of period                                          $  8,186       $ 15,052
                                                                                  ========       ========

Supplemental disclosure of cash flow information Cash paid during the period for:
        Interest                                                                  $    323       $    490
        Income taxes                                                                   770             49
                                                                                  --------       --------

Noncash investing activities:
        Unrealized gain (loss) on marketable securities                           $    (95)      $     78
                                                                                  --------       --------

        See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1997

Note 1.           Statement of Accounting Presentation
                  ------------------------------------

         In the opinion of the management of Chrysalis International Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of June 30, 1997, and the consolidated results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. The unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The information set forth in the accompanying consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Note 3.           Recent Accounting Pronouncements
                  --------------------------------

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997. SFAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. Under SFAS 128, primary and fully diluted earnings per share are eliminated and SFAS 128 requires presentation of basic and diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share.

         The FASB has recently issued two new accounting standards, Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", and if adopted will be effective for periods presented after December 31, 1997. The Company is evaluating the effect of these new statements.

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

         The Company's financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between non-U.S. currencies and the U.S. dollar will affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting the Company's financial results. For the first six months of 1997, approximately 67% of the Company's revenues were from operations outside the U.S. Approximately 47% of the Company's revenues for the six months ended June 30, 1997 were from operations in France and denominated in French Francs; accordingly, fluctuations in the exchange rate between the French Franc and the U.S. dollar may have a material effect on the Company's operating results. See "-- Liquidity and Capital Requirements -- Exchange Rate Fluctuations."

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

         The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentration of business is not uncommon within the CRO industry. For the quarter and six months ended June 30, 1997, the Company's top ten customers accounted for approximately 47% and 46%, respectively, of its combined net service revenue. One customer accounted for approximately 16% of the Company's net service revenues in the three and six month periods ended June 30, 1997. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customer would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

         The Company has incurred expenses during the first six months of 1997 expanding its infrastructure, primarily in the clinical operations, to support global drug development capabilities and utilizing management's resources primarily to communicate these expanded capabilities to its existing client base and the pharmaceutical and biotechnology industries. As a result of these efforts, the Company believes it is capable of supporting higher revenues. However, the Company's future operating results will be contingent upon successfully utilizing this expanded infrastructure which will require the Company to convert proposals into contracts and revenues. There can be no assurance that the Company will be able to successfully utilize its expanded infrastructure or that proposals will be converted into revenues in a timely manner. The Company's ability to utilize its expanded infrastructure in order to enhance future operating results may also be affected by factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, and the termination of preclinical and clinical trials, all of which may be beyond the control of the Company. See "--Quarterly Results."

                              RESULTS OF OPERATIONS

REVENUES
--------

         Revenues were $10,145,000 for the three months ended June 30, 1997 as compared to $10,426,000 for the same period in 1996. For the six month period ended June 30, 1997, revenues were $20,051,000 as compared to $20,023,000 for the same period in 1996. For the three and six month periods ended June 30, 1997, the Company generated approximately 66% and 67%, respectively, of its revenues from operations outside of the U.S. Excluding the impact of foreign currency translations, revenues for the second quarter of 1997 would have been approximately $11,100,000 as compared to $10,426,000 for the same period last year, and approximately $21,800,000 for the first half of 1997 as compared to $20,023,000 for the same period in 1996. See "--Liquidity and Capital Requirements - Exchange Rate Fluctuations." These results were primarily the result of the following: (i) an increase in the clinical business including services provided under contracts with the Company's largest customer; (ii) an increase in the Company's specialty transgenic and molecular biology services;
(iii) an increase in licensing revenues generated from the Company's patented Microinjection technology; and (iv) an increase in preclinical business in Europe. These increases were offset by the unfavorable impact of foreign currency translations as well as by a decrease in the preclinical business in North America. In addition, the Company believes that revenue growth for the clinical business in the first six months of 1997 was adversely affected as a result of (i) the long lead times in converting proposals into contracts and revenues and (ii) the continuing impact, as a result of such long lead times, of the focus of senior management in the clinical business in the negotiation and consummation of the Acquisition and, consequently, having less opportunity to devote to business development and marketing the clinical business.

OPERATING EXPENSES
------------------

         Direct costs were $7,054,000 or 70% of net revenues for the three months ended June 30, 1997 and $6,816,000 or 65% of net revenues for the same period in 1996. For the six months ended June 30, 1997 direct costs were $14,024,000 or 70% of net revenue and $13,088,000 or 65% of net revenues for the same period in 1996. Excluding the impact of foreign currency translations, this increase in direct costs for the three months ended June 30, 1997 of $238,000 would have been an increase of approximately $786,000. For the six month period ended June 30, 1997, the increase in direct costs of $936,000 would have been an increase of approximately $2,080,000. This increase in direct costs for the three and six months ended June 30, 1997 as compared to the same period in 1996 was primarily due to (i) investment in personnel and infrastructure to accommodate anticipated growth in the worldwide clinical business and (ii) increased variable costs as a result of increased business activity in the European preclinical services. The increase in these costs as a percent of revenues is due to a base cost structure of personnel, facilities and related expenses which is capable of supporting a higher level of business than experienced during the first six months of 1997.

         General, administrative and marketing expenses were $2,976,000 for the three months ended June 30, 1997 versus $2,519,000 for the same period in 1996. Excluding the impact of foreign currency translations, this increase of $457,000 would have been an increase of approximately $707,000. For the six month periods ended June 30, 1997 and 1996, general, administrative and marketing expenses were $5,850,000 and $5,195,000, respectively. Excluding the impact of foreign currency translations, this increase of $655,000 would have been an increase of approximately $1,166,000. This increase in expenses for the three and six month periods was primarily the result of increased personnel and related costs for marketing, business development, information systems, general management and financial management activities.

         Depreciation and amortization expense decreased to $654,000 for the three months ended June 30, 1997 as compared to $679,000 for the same period last year. For the six months ended June 30, 1997 depreciation and amortization expense decreased to $1,293,000 as compared to $1,351,000 for the same period last year.

OTHER INCOME (EXPENSE)
----------------------

         Other income (expense) represented expense of $48,000 for the three months ended June 30, 1997 compared to income of $150,000 for the same period last year. For the six month period ended June 30, 1997, other income (expense) represented expense of $54,000 as compared to income of $293,000 for the same period in 1996. The increase in expense for 1997 as compared to the income for 1996 is primarily due to a decrease in interest income earned in the first half of 1997 as a result of a decrease in cash and other investment balances, partially offset by a decrease in interest expense in the first six months of 1997 resulting from lower outstanding debt balances (see "-- Liquidity and Capital Requirements -- Debt."). Additionally, other income of $150,000 is included in the first six months of 1996 associated with the installment sale of the former Plainsboro pilot facility which was completed by the fourth quarter of 1996.

TAXES
-----

         The Company's foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in such countries which in general may not be offset by losses from operations in other countries. As a result, the Company recorded net provisions of $31,000 and $86,000, for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30 ,1997 and 1996, the Company recorded net provisions of $40,000 and $215,000, respectively. These provisions are primarily due to profits generated by its French operations partially offset by tax benefits recorded as a result of losses in other European operations.

         The impact from United States federal income taxes is currently not significant due to the Company's available net operating loss carryforwards. At December 31, 1996, the Company has available net operating loss carryforwards of approximately $25,396,000 for United States federal income tax purposes. Such loss carryforwards expire through 2011. The Company also has research and development tax credit carryforwards of approximately $3,000,000 for U.S. federal income tax reporting purposes which are available to reduce U.S. federal income taxes, if any, through 2010. The Company has alternative minimum tax credit carryforwards of approximately $164,000 for U.S. federal income tax purposes which are available to reduce U.S. federal income taxes, if any. These tax credits have an unlimited carryforward period. The Acquisition of the clinical drug development business in December 1996 resulted in an ownership change under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company's ability to utilize its net operating loss carryforwards to offset operating profits may be subject to certain limitations in the future under the Code. These net operating loss carryforwards may not be utilized to offset profits in other countries.

BACKLOG
-------

         The Company reports backlog based on anticipated net service revenues from uncompleted projects which have been authorized by the client, through a written contract or otherwise. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. In certain cases, the Company will commence work on a project prior to finalizing a letter of intent or contract. Contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Termination or delays can result from a number of factors, many of which are beyond the Company's control. See "- General Summary". Delayed contracts remain in the Company's backlog pending determination of whether to continue, modify or cancel the contract.

         The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize any or all of net service revenue included in backlog. As of June 30, 1997, the Company's backlog was approximately $38.4 million compared to approximately $21.6 million at March 31, 1997. One client of the Company accounted for approximately $25.7 million of the backlog at June 30, 1997. The increase in backlog is primarily attributable to the transitioning into a Phase III study of the previously announced multinational clinical trial with the client which accounted for 16% of the Company's net service revenues in the quarter and six months ended June 30, 1997.

QUARTERLY RESULTS
-----------------

         The Company's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, termination of preclinical and clinical trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically subject to the control of the Company. See "-- General Summary". Because a large portion of the Company's operating costs are relatively fixed while its revenues are subject to fluctuation, minor variations in the commencement, progress or completion of preclinical and clinical trials may cause significant variations in quarterly operating results.

         The following table presents unaudited quarterly operating results for each of the fiscal quarters beginning June 30, 1996 through June 30, 1997. In the opinion of the Company, this information has been prepared on the same basis as the audited consolidated financial statements of the Company and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.

                                                QUARTER ENDED ($000'S EXCEPT PER SHARE DATA)
                                       -----------------------------------------------------------------
                                                                (UNAUDITED)
                                       June 30,     Sept. 30,      Dec. 31,      March 31,     June 30,
                                       --------     ---------      --------      ---------     --------
                                         1996         1996           1996          1997           1997
                                         ----         ----           ----          ----           ----
Net revenues                           $ 10,426        11,089        10,375         9,905        10,145
Operating expenses:
  Direct costs                            6,816         7,379         6,846         6,970         7,054
  Research and development                  130            92           203            52            47
  General, administrative &
         marketing                        2,519         2,630         3,117         2,874         2,976
  Depreciation & amortization               679           699           730           638           654
  Business combination costs                 --            --         3,649            --            --
                                       --------       -------       -------       -------       -------
                                         10,144        10,800        14,545        10,534        10,731

Income (loss) from operations               282           289        (4,170)         (629)         (586)

Other income (expense):
  Interest income                           272           309           291           181           123
  Interest expense                         (327)         (345)         (413)         (191)         (165)
  Foreign currency gain (loss)               65           (41)          426            --            --
  Other                                     140           108           114             4            (6)
                                       --------       -------       -------       -------       -------
                                            150            31           418            (6)          (48)
                                       --------       -------       -------       -------       -------
Income (loss) before income taxes           432           320        (3,752)         (635)         (634)

Income tax expense                           86           244            18             9            31
                                       --------       -------       -------       -------       -------

Net income (loss)                      $    346            76        (3,770)         (644)         (665)
                                       ========       =======       =======       =======       =======

Earnings (loss) per share              $   0.03          0.01         (0.33)        (0.06)        (0.06)
                                       ========       =======       =======       =======       =======
Shares used in computing
     per share amounts                   11,944        12,014        11,353        11,307        11,388
                                       ========       =======       =======       =======       =======

REVENUES BY BUSINESS AND GEOGRAPHIC REGION BY QUARTER
                                                            QUARTER ENDED ($000'S)
                                       ----------------------------------------------------------------
                                                                  (UNAUDITED)
                                        June 30,      Sept. 30,     Dec. 31,      March 31,     June 30,
                                         1996           1996          1996          1997          1997
                                         ----           ----          ----          ----          ----
Preclinical                             $ 7,319         7,286         7,484         6,720         6,708
Clinical                                  2,980         3,698         2,728         2,909         3,277
Licensing/Other                             127           105           163           276           160
                                        -------        ------        ------         -----        ------
Total                                    10,426        11,089        10,375         9,905        10,145
                                        =======        ======        ======         =====        ======

International                             6,864         7,782         7,085         6,779         6,661
North America                             3,435         3,202         3,127         2,850         3,324
Licensing/Other                             127           105           163           276           160
                                        -------        ------        ------         -----        ------
Total                                   $10,426        11,089        10,375         9,905        10,145
                                        =======        ======        ======         =====        ======

                       LIQUIDITY AND CAPITAL REQUIREMENTS

CASH RESERVES
-------------

         The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements, (ii) its cash reserves and (iii) its available lines of credit. As of June 30, 1997, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments, marketable debt securities and restricted cash) of $8,654,000. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. The Company's cash reserves decreased by $9,826,000 during the first six months of 1997 primarily due to the following: (i) the payment of approximately $5,000,000 of outstanding debt associated with the Acquisition of the clinical business; (ii) the payment in the first quarter of 1997 of approximately $1,200,000 of nonrecurring business combination costs also associated with the Acquisition of the clinical business; (iii) approximately $1,572,000 in capital expenditures primarily associated with expansion of specialty transgenic/molecular biology services and investments in information systems; and (iv) approximately $2,000,000 for the funding of operating losses.

DEBT
----

         In connection with the Acquisition of the clinical business on December 18, 1996, the Company acquired approximately $9.8 million of short-term borrowings outstanding under line of credit arrangements with various banks. The majority of such borrowings and credit arrangements were guaranteed by certain prior stockholders of the clinical business. One of the conditions of the closing was the release of these guarantees. In order to satisfy this condition, on December 18, 1996, the Company paid approximately $4.0 million to reduce these short-term borrowings and transferred approximately $4.5 million into escrow for purposes of securing the future payment of the remaining personally guaranteed borrowings. In January 1997, the Company paid the remaining outstanding balance on these lines utilizing the cash in escrow and established a new $3.0 million line of credit with a Swiss bank. As of June 30, 1997, the outstanding balance under this line of credit was approximately $1,449,000.

         Additionally, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($1.8 million at the exchange rate in effect on June 30, 1997). At June 30, 1997, there were no short-term borrowings outstanding under these facilities.

         In December 1992, the Company acquired preclinical operations in France. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Notes"). The remaining unpaid principal balance on the Notes as of June 30, 1997 of $5.0 million, which was originally due in December 1997, has been reclassified to long-term debt as the Company intends to refinance the Notes in accordance with a commitment letter executed in July 1997 by the Company and a commercial bank. The Notes are expected to be refinanced over five years with the principal payable in quarterly installments beginning

September 1998. Interest will be paid monthly over the life of the loan. This loan is secured by substantially all of the Company's assets, including the capital stock of its subsidiaries.

         In connection with its U.S. preclinical facility, in 1994 the Company secured (i) a $1.5 million 15-year mortgage with a bank and, (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are secured by mortgages on the property acquired. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of June 30, 1997. Upon achievement of certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

CAPITAL REQUIREMENTS
--------------------

         The Company believes that with its current financial resources it has the ability to meet its working capital requirements for the foreseeable future. The Company anticipates that its future capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for drug development services from the pharmaceutical and biotechnology industries. In connection with the refinancing of the Notes (see "- Debt"), the Company will have quarterly cash requirements for the repayment of principal beginning September 1998, and monthly cash requirements for interest payments due throughout the five year term of the loan. The Company may, from time to time, consider funding its future capital requirements by issuing stock or other securities in public or private equity or debt financings. Additionally, the Company from time to time is engaged in discussions regarding strategic acquisitions of organizations providing various drug development services and may finance such an acquisition by additional public or private debt or equity financings or through the issuance of stock. In the event that the Company seeks to issue stock or other securities or pursue any such acquisition requiring financing, there can be no assurance that the Company will be able to issue such stock or other securities or that any financing will be available to the Company or that such offering or financing will be available on acceptable terms. Also, there can be no assurance that the Company will consummate such an acquisition or obtain any such financing, or if consummated, that the Company will be able to issue such stock or other securities or obtain any such financing arrangements that will satisfy a material portion of the Company's capital needs. Although the Company continually considers and evaluates potential acquisitions and related opportunities for growth, it does not have any understandings, arrangements or agreements with respect to any such acquisitions at this time.

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

technological advances; the status of competitors; costs of potential future acquisitions; and the maintenance of certain restrictive debt covenants.

EXCHANGE RATE FLUCTUATIONS
--------------------------

         Approximately 66% of the Company's net revenues for the quarters ended June 30, 1997 and 1996, and 67% of the Company's net revenues for the six months ended June 30, 1997 and 1996, were derived from the Company's operations outside the United States. The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity.

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

         Due to its preclinical operations in France, the percentage of the Company's total revenues recorded in French Francs is significant. For the quarters ended June 30, 1997 and 1996, the French operations accounted for approximately 47% of the Company's revenues. For the six month period ended June 30, 1997 and 1996 the French operations accounted for approximately 47% and 49% of the Company's revenues, respectively. Accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from the French preclinical operations. Based on the assumption that the French preclinical operations will continue to represent a significant portion of the business of the Company, the continued appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses due to the effect of such currency translation on the French preclinical operation's operating results; however, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the Company's revenues and an unfavorable impact on the Company's operating expenses.

         For purposes of the Company's consolidated financial results, the results of operations of the French preclinical business denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                                         French Franc                 U.S. dollar per
               Period                   per U.S. dollar                French Franc
               ------                   ---------------               ---------------
         1st quarter 1996                  5.0384                         .1985
         2nd quarter 1996                  5.1578                         .1939
         3rd quarter 1996                  5.0965                         .1962
         4th quarter 1996                  5.1821                         .1930

         1st quarter 1997                  5.6038                         .1785
         2nd quarter 1997                  5.7831                         .1729

The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal. As of August 8, 1997 the French Franc per U.S. dollar rate was 6.2215.

ACCUMULATED DEFICIT
-------------------

         Since its inception in 1988 until the formation in 1994 and subsequent sale of its partnership interest in Nextran in 1995, the Company expended substantial funds for research and development and capital expenditures. A significant portion of such expenditures were made to support the Company's organ transplantation and blood substitute research and development programs, which programs were transferred to the Nextran partnership. Historically, these expenditures accounted for a substantial portion of the Company's accumulated deficit. Also contributing to the accumulated deficit are the costs associated with the development of a worldwide clinical business.

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

         Factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the degree of the Company's success in obtaining new contracts; the scope and duration of drug development trials; the loss or downsizing of, or delay in, existing drug development trials; the lengthening of the lead time to convert proposals into contracts and revenues; the Company's dependence on certain clients, especially its largest client, and on the pharmaceutical and biotechnology industries; the Company's dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations; and the costs associated with integrating future acquired businesses. In addition, the Company's quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above in "-- Quarterly Results" as well as the costs associated with integrating the clinical and preclinical businesses.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders
        -----------------------------------------------

On June 26, 1997, the Company held its Annual Meeting of Shareholders to consider and vote upon the following two proposals:

     (1) A proposal to elect two (2) directors of the Company to hold office until the 2000 Annual Meeting of Shareholders, and until their successors are duly elected and qualified.

     (2) A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the current fiscal year.

     Results with respect to the voting on each of the above proposals were as follows:

     Proposal 1:           Paul J. Schmitt

                           For -10,872,832                    Against - 29,431
                           ---                                -------

                           J. Christian Jensen, Ph.D.

                           For - 10,875,001                   Against - 27,262
                           ---                                -------

     Proposal 2:           10,876,308             Votes For
                           ----------

                               16,805             Votes Against
                               ------

                                9,150             Abstentions
                                -----

Item 6. Exhibits and Reports on Form 8-K

        a.   Exhibits

             27          Financial Data Schedule

        b.   Reports on Form 8-K

             None.

                       CHRYSALIS INTERNATIONAL CORPORATION

                                   SIGNATURES

        The financial information furnished herein has not been audited. However in the opinion of management, all significant adjustments necessary for a fair presentation for the three and six month periods ended June 30, 1997 and 1996, have been included.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1997              CHRYSALIS INTERNATIONAL CORPORATION




                                        /s/ John G. Cooper
                                        -------------------------------------
                                        John G. Cooper
                                        Senior Vice President, Chief Financial
                                             Officer and Treasurer
                                        (Duly Authorized Officer and Chief
                                             Accounting Officer)
                                       21