Form 10-Q
period 1997-09-30
CHRYSALIS INTERNATIONAL CORP
filed 1997-11-13
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.


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


   Common Stock $0.01 par value                11,418,572 shares
                                               outstanding at November 6 , 1997

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1. Financial Statements

   Consolidated Balance Sheets -
        September 30, 1997 (unaudited) and December 31, 1996              3

   Unaudited Consolidated Statements of Operations -
        for the three and nine months ended
        September 30, 1997 and 1996                                       4

   Unaudited Consolidated Statement of Stockholders' Equity -
        for the nine months ended September 30, 1997                      5

   Unaudited Consolidated Statements of Cash Flows -
        for the nine months ended September 30, 1997 and 1996             6

   Notes to Unaudited Consolidated Financial Statements                  7-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9 - 20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               21

Item 6.  Exhibits and Reports on Form 8-K                                21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                (in thousands except share and par value amounts)

               Assets                                                   September 30, 1997  December 31, 1996
               ------                                                   ------------------  -----------------
                                                                            (unaudited)
Current assets
   Cash and cash equivalents                                                  $  7,406          10,455
   Cash in escrow                                                                 --             4,550
   Short-term investments                                                         --             2,518
   Marketable debt securities                                                     --               101
   Trade accounts receivable, net                                               10,539          10,788
   Prepaid expenses and other current assets                                     2,601           1,433
                                                                              --------         -------
      Total current assets                                                      20,546          29,845

Property and equipment, net                                                     15,316          15,963
Marketable debt securities                                                        --               396
Intangible assets, net                                                             814             953
Other assets                                                                       401             326
Restricted cash                                                                    460             460
                                                                              --------         -------
                                                                              $ 37,537          47,943
                                                                              ========         =======
        Liabilities and Stockholders' Equity
        ------------------------------------
Current liabilities
   Short-term borrowings                                                         1,603          10,939
   Note payable -related party                                                    --               299
   Current portion of long-term debt                                               454             180
   Accounts payable                                                              3,467           3,386
   Accrued expenses                                                              6,692           8,273
   Deferred revenue                                                              4,018           5,842
                                                                              --------         -------
      Total current liabilities                                                 16,234          28,919

Long-term debt, excluding current portion                                        6,915           2,376
Deferred income taxes                                                            1,732           2,053
Note payable -related party                                                        277            --
Other liabilities                                                                  902           1,054
                                                                              --------         -------
      Total liabilities                                                         26,060          34,402
                                                                              --------         -------

Stockholders' equity
   Serial preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares issued and outstanding                         --              --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; issued and outstanding 11,418,572 in 1997
      and 11,359,721 in 1996                                                       114             113
   Additional paid-in capital                                                   57,724          57,498
   Translation adjustment                                                         (332)            462
   Employee stock purchase loans                                                   (86)            (86)
   Accumulated deficit                                                         (45,943)        (44,541)
   Net unrealized gain on marketable securities                                   --                95
                                                                              --------         -------
      Total stockholders' equity                                                11,477          13,541
                                                                              --------         -------
   Commitments and contingencies
                                                                              $ 37,537          47,943
                                                                              ========         =======

See accompanying notes to unaudited consolidated financial statements

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             Three and nine months ended September 30, 1997 and 1996
                     (in thousands except per share amounts)



                                                          Three months ended                 Nine months ended
                                                             September 30,                     September 30,
                                                         1997            1996              1997            1996
                                                      -------------------------         -------------------------

Revenues:
     Service revenue                                  $ 11,815         $ 12,111         $ 34,787         $ 35,227
     Less:  Reimbursed costs                            (1,367)          (1,127)          (4,725)          (4,466)
                                                      --------         --------         --------         --------
         Net service revenue                            10,448           10,984           30,062           30,761

     License fees and other                                175              105              612              351
                                                      --------         --------         --------         --------
                                                        10,623           11,089           30,674           31,112
                                                      --------         --------         --------         --------

Operating expenses:
     Direct costs                                        7,392            7,379           21,415           20,467
     Research and development                               31               92              130              325
     General, administrative and marketing               3,123            2,630            8,973            7,825
     Depreciation and amortization                         708              699            2,001            2,050
                                                      --------         --------         --------         --------
                                                        11,254           10,800           32,519           30,667

            Income (loss) from operations                 (631)             289           (1,845)             445
                                                      --------         --------         --------         --------

Other income (expense):
     Interest income                                        93              309              396              896
     Interest expense                                     (206)            (345)            (563)          (1,032)
     Foreign currency gain                                 -                (41)             -                 91
     Other                                                 692              108              691              369
                                                      --------         --------         --------         --------

                                                           579               31              524              324
                                                      --------         --------         --------         --------

             Income (loss) before income taxes             (52)             320           (1,321)             769

Income tax expense                                         (41)            (244)             (81)            (459)
                                                      --------         --------         --------         --------

             Net income (loss)                        ($    93)        $     76         ($ 1,402)        $    310
                                                      ========         ========         ========         ========

Earnings (loss) per common and common
     equivalent share:
     Primary                                          ($  0.01)        $   0.01         ($  0.12)        $   0.03
                                                      --------         --------         --------         --------
     Fully diluted                                    ($  0.01)        $   0.01         ($  0.12)        $   0.03
                                                      --------         --------         --------         --------

Shares used in computing per share amounts:
     Primary                                            11,405           12,013           11,389           11,920
                                                      ========         ========         ========         ========

     Fully Diluted                                      11,405           12,013           11,389           11,976
                                                      ========         ========         ========         ========

See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholders' Equity
                      Nine months ended September 30, 1997
                       (in thousands except share amounts)


                                                                                                     Net unrealized
                                                                                                       gain (loss)
                                                                       Employee                             on          Total
                                            Additional                  stock                           marketable      stock-
                                  Common     paid-in     Translation   purchase       Accumulated          debt        holders'
                                  stock      capital     adjustment      loan           deficit         securities      equity
                                  -----      -------     ----------      ----           -------         ----------      ------
Balance December 31, 1996          113        57,498        462          (86)          (44,541)             95          13,541

Issuance of 25,956 shares
  of common stock upon
  exercise of stock options          1            82         --           --              --              --                83

Issuance of 32,895 shares
  of common stock pursuant
  to 401(k) plan                    --           144         --           --              --              --               144

Translation adjustment              --          --         (794)          --              --              --              (794)

Decrease in net unrealized
  gain on marketable debt
  securities                        --          --           --           --              --               (95)            (95)

Net loss                            --          --           --           --            (1,402)           --            (1,402)
                                   ---        ------       ----          ---           -------            ----          ------

Balance September 30, 1997         114        57,724       (332)         (86)          (45,943)           --            11,477
                                   ===        ======       ====          ===           =======            ----          ======


See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
           Unaudited Consolidated Statements of Cash Flows Nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                                                               Nine months ended
                                                                                  September 30,
                                                                             1997              1996
Cash flows from operating activities:
   Net income (loss)                                                      $ (1,402)        $    310
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Non-cash items:
         Depreciation and amortization                                       2,001            2,208
         Deferred income tax expense (benefit)                                (384)              13
         Loss (gain) on disposal of property and equipment                       3              (30)
         Gain on settlement of VCU                                            (700)            --
         Amortization of premium on short-term investments                    --                177
         Foreign currency transaction gain                                    --                (91)
         Noncash charges                                                       144               67
      Change in operating assets and liabilities:
         Increase in accounts receivable                                      (481)            (692)
         Increase in prepaid expenses and other current assets                (754)            (112)
         Increase in other assets                                             (137)          (1,390)
         Increase in accounts payable                                          185            1,216
         Increase (decrease) in accrued expenses                              (398)             492
         Increase (decrease) in deferred revenue                            (1,381)             306
         Increase (decrease) in other liabilities                             (332)              54
                                                                          --------         --------
               Net cash provided by (used in) operating activities          (3,636)           2,528
                                                                          --------         --------
Cash flows from investing activities:
   Decrease in escrow/restricted cash                                        4,550              317
   Purchases of property and equipment                                      (2,621)          (1,246)
   Proceeds from disposal of property and equipment                              2               70
   Purchases of intangible assets                                               (7)             (21)
   Purchases of short-term investments                                        --             (5,409)
   Proceeds from maturities of short-term investments                        2,518            1,000
                                                                          --------         --------
               Net cash provided by (used in) investing activities           4,442           (5,289)
                                                                          --------         --------
Cash flows from financing activities:
   Principal payments on short-term borrowings                              (3,710)          (2,463)
   Principal proceeds on short-term borrowings                                   5            1,389
   Principal payments on long-term debt                                     (5,154)            (893)
   Principal proceeds on long-term debt                                      5,000             --
   Payments received on employee stock purchase loans                         --                  7
   Proceeds from stock options exercised                                        84               91
                                                                          --------         --------
               Net cash used in financing activities                        (3,775)          (1,869)
                                                                          --------         --------
Effect of exchange rate changes on cash                                        (80)             (73)
                                                                          --------         --------

Decrease in cash and cash equivalents                                       (3,049)          (4,703)

Cash and cash equivalents, beginning of period                              10,455           21,168
                                                                          --------         --------
Cash and cash equivalents, end of period                                  $  7,406         $ 16,465
                                                                          ========         ========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
      Interest                                                            $    587         $    773
      Income taxes                                                             869               74
                                                                          --------         --------
Noncash investing activities:
      Unrealized gain (loss) on marketable securities                     $    (95)        $     77
                                                                          --------         --------

See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                               September 30, 1997


Note 1.     Statement of Accounting Presentation
      In the opinion of the management of Chrysalis International
Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of September 30, 1997, and the consolidated results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996. The unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The information set forth in the accompanying consolidated balance sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Note 3.     Legal Proceedings
      In 1995, the Company terminated its relationship with the Virginia Commonwealth University ("VCU"), which performed Phase I and analytical services on behalf of the Company in the United States. The Company signed a settlement agreement with VCU in the third quarter of 1997, that was significantly less than the recorded liability. This action resulted in a book gain of $700,000. Accordingly, this gain of $700,000 was recorded in other income in the third quarter of 1997.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 1997


Note 4.     Debt
      In December 1992, the Company acquired preclinical operations in France. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Notes"). The unpaid principal balance on the Notes as of December 31, 1996 of $5.0 million, which was originally due in December 1997, was paid-off in August 1997. In the third quarter, the Company refinanced this debt by obtaining a five year $5.0 million term loan from a large commercial bank, with the principal payable in quarterly installments beginning September 1998. Interest will be paid monthly over the life of the loan. This loan is secured by substantially all of the Company's assets, including the capital stock of its subsidiaries.

Note 5.     Recent Accounting Pronouncements
      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997. SFAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. Under SFAS 128, primary and fully diluted earnings per share are eliminated and SFAS 128 requires presentation of basic and diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share.

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

      The Company's financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between non-U.S. currencies and the U.S. dollar will affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting the Company's financial results. For the nine month period ended September 30, 1997, approximately 64% of the Company's revenues were from operations outside the U.S. Approximately 45% of the Company's revenues for the nine months ended September 30, 1997 were from operations in France and denominated in French Francs; accordingly, fluctuations in the exchange rate between the French Franc and the U.S. dollar may have a material effect on the Company's operating results. See " -- Liquidity and Capital Requirements -- Exchange Rate Fluctuations."

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

      Revenue for contracts is recognized on a percentage of completion basis as work is performed. Revenue is affected by the mix of trials conducted and the degree to which effort is expended. The Company will incur travel costs and may subcontract with third-party investigators in connection with multi-site clinical trials. These costs are passed through to clients and, in accordance with industry practice, are included in service revenue. The costs may vary significantly from contract to contract; therefore, changes in service revenue may not be indicative of trends in revenue growth. Accordingly, the Company considers net service revenue, which consists of service revenue less these costs, as its primary measure of revenue growth.

      The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentration of business is not uncommon within the CRO industry. For the quarter and nine months ended September 30, 1997, the Company's top five customers accounted for approximately 44% and 41%, respectively, of its combined net service revenue. One customer, one of the world's leading pharmaceutical companies, accounted for approximately 29% and

22%, respectively, of the Company's net service revenues in the three and nine month periods ended September 30, 1997. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customer would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

      The Company has incurred expenses during the nine months ended September 30, 1997 expanding its infrastructure, primarily in the clinical operations, to support global drug development capabilities and utilizing management's resources primarily to communicate these expanded capabilities to its existing client base and the pharmaceutical and biotechnology industries. As a result of these efforts, the Company believes it is capable of supporting higher revenues. However, the Company's future operating results will be contingent upon successfully utilizing this expanded infrastructure which will require the Company to convert proposals into contracts and revenues. There can be no assurance that the Company will be able to successfully utilize its expanded infrastructure or that proposals will be converted into revenues in a timely manner. The Company's ability to utilize its expanded infrastructure in order to enhance future operating results may also be affected by factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, and the termination of preclinical and clinical trials, all of which may be beyond the control of the Company. See " -- Quarterly Results."

                              RESULTS OF OPERATIONS

REVENUES

      Revenues were $10,623,000 for the three months ended September 30, 1997 as compared to $11,089,000 for the same period in 1996. For the nine month period ended September 30, 1997, revenues were $30,674,000 as compared to $31,112,000 for the same period in 1996. For the three and nine month periods ended September 30, 1997, the Company generated approximately 58% and 64%, respectively, of its revenues from operations outside of the U.S. Excluding the impact of foreign currency translations, revenues for the third quarter of 1997 would have been approximately $11,900,000 as compared to $11,089,000 for the same period last year, and approximately $33,700,000 for the nine months ended September 30, 1997 as compared to $31,112,000 for the same period in 1996. See " -- Liquidity and Capital Requirements - Exchange Rate Fluctuations." These results were primarily the result of the following: (i) an increase in the clinical business including services provided under contracts with the Company's largest customer; (ii) an increase in the Company's specialty transgenic and molecular biology services; and (iii) an increase in preclinical business in Europe in the first half of 1997. These increases were offset by the unfavorable impact of foreign currency translations as well as by a decrease in the preclinical business in North America, and the Phase I clinical business in Europe. In addition, the Company believes that revenue growth for the clinical business in the nine months ended September 30, 1997 was adversely affected as a result of (i) the long lead times in converting proposals into contracts and revenues and (ii) the continuing impact, as a result of such long lead times, of the focus of senior management in the clinical business in the negotiation and consummation of the Acquisition during 1996 and, consequently, having less opportunity to devote to business development and marketing the clinical business.


OPERATING EXPENSES

      Direct costs were $7,392,000 or 70% of net revenues for the three months ended September 30, 1997 and $7,379,000 or 67% of net revenues for the same period in 1996. For the nine months ended September 30, 1997 direct costs were $21,415,000 or 70% of net revenues and $20,467,000 or 66% of net revenues for the same period in 1996. Excluding the impact of foreign currency translations, this increase in direct costs for the three months ended September 30, 1997 of $13,000 would have been an increase of approximately $869,000. For the nine month period ended September 30, 1997, the increase in direct costs of $948,000 would have been an increase of approximately $2,956,000. This increase in direct costs for the three and nine months ended September 30, 1997 as compared to the same period in 1996 was primarily due to (i) investment in personnel and infrastructure to accommodate anticipated growth in the worldwide clinical business and (ii) increased variable costs as a result of increased business activity in the European preclinical services in the first half of 1997. The increase in these costs as a percent of revenues is due to a base cost structure of personnel, facilities and related expenses which is capable of supporting a higher level of business than experienced during the nine month period ended September 30, 1997.

      General, administrative and marketing expenses were $3,123,000 for the three months ended September 30, 1997 versus $2,630,000 for the same period in 1996. Excluding the impact of foreign currency translations, this increase of $493,000 would have been an increase of approximately $848,000. For the nine month periods ended September 30, 1997 and 1996, general, administrative and marketing expenses were $8,973,000 and $7,825,000, respectively. Excluding the impact of foreign currency translations, this increase of $1,148,000 would have been an increase of approximately $2,015,000. This increase in expenses for the three and nine month periods was primarily the result of increased personnel and related costs for marketing, business development, information systems, general management and financial management activities.

      Depreciation and amortization expense increased to $708,000 for the three months ended September 30, 1997 as compared to $699,000 for the same period last year. For the nine months ended September 30, 1997 depreciation and amortization expense decreased to $2,001,000 as compared to $2,050,000 for the same period last year.

OTHER INCOME (EXPENSE)

      Other income (expense) represented income of $579,000 for the three months ended September 30, 1997 compared to income of $31,000 for the same period last year. For the nine month period ended September 30, 1997, other income (expense) represented income of $524,000 as compared to income of $324,000 for the same period in 1996. This increase in income is primarily due to a settlement agreement with Virginia Commonwealth University ("VCU"), signed in the third quarter of 1997, which resulted in a $700,000 gain. This increase in other income (expense) was also the result of a decrease in interest expense in the three and nine month periods ended September 30, 1997 resulting from lower outstanding debt balances (see " -- Liquidity and Capital Requirements -- Debt."). These increases in other income (expense) for the three and nine month periods ended September 30, 1997 as compared to the same period in 1996 are partially offset by a decrease in interest income earned in 1997 as a result of a decrease in cash and other investment balances. Additionally, other income of $225,000 is included in the nine month period ended September 30, 1996 associated with the installment sale of the former Plainsboro pilot facility.

TAXES

      The Company's foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in such countries which in general may not be offset by losses from operations in other countries. As a result, the Company recorded net provisions of $41,000 and $244,000, for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the Company recorded net provisions of $81,000 and $459,000, respectively. These provisions are primarily due to profits generated by its French operations partially offset by tax benefits recorded as a result of losses in other European operations.

      The impact from United States federal income taxes is currently not significant due to the Company's available net operating loss carryforwards. At December 31, 1996, the Company has available net operating loss carryforwards of approximately $25,396,000 for United States federal income tax purposes. Such loss carryforwards expire through 2011. The Company also has research and development tax credit carryforwards of approximately $3,000,000 at December 31, 1996 for U.S. federal income tax reporting purposes which are available to reduce U.S. federal income taxes, if any, through 2010. The Company has alternative minimum tax credit carryforwards of approximately $164,000 at December 31, 1996 for U.S. federal income tax purposes which are available to reduce U.S. federal income taxes, if any. These tax credits have an unlimited carryforward period. The Acquisition of the clinical drug development business in December 1996 resulted in an ownership change under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company's ability to utilize its net operating loss carryforwards to offset operating profits may be subject to certain limitations in the future under the Code. These net operating loss carryforwards may not be utilized to offset profits in other countries.

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

      The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize any or all of net service revenue included in backlog. As of September 30, 1997, the Company's backlog was approximately $45.1 million compared to approximately $38.4 million at June 30, 1997 and $25.7 at December 31, 1996. One client of the Company accounted for approximately $31.7 million of the backlog at September 30, 1997 with one contract accounting for approximately $28.7 of such backlog.

QUARTERLY RESULTS

      The Company's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, termination of preclinical and clinical trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically subject to the control of the Company. See " -- General Summary". Because a large portion of the Company's operating costs are relatively fixed while its revenues are subject to fluctuation, minor variations in the commencement, progress or completion of preclinical and clinical trials may cause significant variations in quarterly operating results.

      The following table presents unaudited quarterly operating results for each of the fiscal quarters beginning September 30, 1996 through September 30, 1997. In the opinion of the Company, this information has been prepared on the same basis as the audited consolidated financial statements of the Company and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.

                                                        QUARTER ENDED ($000'S EXCEPT PER SHARE DATA)
                                         ------------------------------------------------------------------------
                                                                        (UNAUDITED)
                                          Sept. 30,       Dec. 31,        March 31,       June 30,       Sept. 30,
                                          ---------       --------        ---------       --------       ---------
                                            1996            1996            1997            1997            1997
                                            ----            ----            ----            ----            ----
Net revenues                             $ 11,089          10,375           9,905          10,145          10,623
Operating expenses:
  Direct costs                              7,379           6,846           6,970           7,054           7,392
  Research and development                     92             203              52              47              31
  General, administrative &
       marketing                            2,630           3,117           2,874           2,976           3,123
  Depreciation & amortization                 699             730             638             654             708
  Business combination costs                 --             3,649            --              --              --
                                         --------         -------         -------         -------         -------
                                           10,800          14,545          10,534          10,731          11,254

Income (loss) from operations                 289          (4,170)           (629)           (586)           (631)

Other income (expense):
  Interest income                             309             291             181             123              93
  Interest expense                           (345)           (413)           (191)           (165)           (206)
  Foreign currency gain (loss)                (41)            426            --              --              --
  Other                                       108             114               4              (6)            692
                                         --------         -------         -------         -------         -------
                                               31             418              (6)            (48)            579
                                         --------         -------         -------         -------         -------
Income (loss) before income taxes             320          (3,752)           (635)           (634)            (52)

Income tax expense                            244              18               9              31              41
                                         --------         -------         -------         -------         -------

Net income (loss)                        $     76          (3,770)           (644)           (665)            (93)
                                         ========         =======         =======         =======         =======

Earnings (loss) per share                $   0.01           (0.33)          (0.06)          (0.06)          (0.01)
                                         ========         =======         =======         =======         =======

Shares used in computing
     per share amounts                     12,013          11,353          11,372          11,388          11,405
                                         ========         =======         =======         =======         =======



REVENUES BY BUSINESS AND GEOGRAPHIC REGION BY QUARTER

                                                                     QUARTER ENDED ($000'S)
                                         ------------------------------------------------------------------------
                                                                         (UNAUDITED)
                                         Sept. 30,        Dec. 31,        March 31,       June 30,        Sept. 30,
                                         ---------        --------        ---------       --------        ---------
                                            1996            1996             1997           1997            1997
                                            ----            ----             ----           ----            ----
Preclinical                              $ 7,286           7,484            6,720           6,708           6,476
Clinical                                   3,698           2,728            2,909           3,277           3,972
Licensing/Other                              105             163              276             160             175
                                          ------          ------            -----          ------          ------
Total                                     11,089          10,375            9,905          10,145          10,623
                                          ======          ======            =====          ======          ======

International                              7,782           7,085            6,779           6,661           6,168
North America                              3,202           3,127            2,850           3,324           4,280
Licensing/Other                              105             163              276             160             175
                                          ------          ------            -----          ------          ------
Total                                    $11,089          10,375            9,905          10,145          10,623
                                          ======          ======            =====          ======          ======

                       LIQUIDITY AND CAPITAL REQUIREMENTS

CASH RESERVES

      The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements, (ii) its cash reserves and (iii) its available lines of credit. Additionally, the Company obtained a five year $5.0 million term loan from a large commercial bank in the third quarter of 1997. As of September 30, 1997, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments, marketable debt securities and restricted cash) of $7,866,000. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. The Company's cash reserves decreased by $10,614,000 during the nine month period ended September 30, 1997 primarily due to the following: (i) the payment of approximately $5,000,000 of outstanding debt associated with the Acquisition of the clinical business; (ii) the payment in the first three quarters of 1997 of approximately $1,200,000 of nonrecurring business combination costs also associated with the Acquisition of the clinical business;
(iii) capital expenditures of approximately $2,621,000 primarily associated with solidifying and expanding our world leadership position in continuous infusion studies, updating and expanding information systems and supporting the growth of the transgenic/molecular biology services business; and (iv) the funding of operating losses of approximately $2,400,000.

DEBT

      In connection with the Acquisition of the clinical business on December 18, 1996, the Company acquired approximately $9.8 million of short-term borrowings outstanding under line of credit arrangements with various banks. The majority of such borrowings and credit arrangements were guaranteed by certain prior stockholders of the clinical business. One of the conditions of the closing was the release of these guarantees. In order to satisfy this condition, on December 18, 1996, the Company paid approximately $4.0 million to reduce these short-term borrowings and transferred approximately $4.5 million into escrow for purposes of securing the future payment of the remaining personally guaranteed borrowings. In January 1997, the Company paid the remaining outstanding balance on these lines utilizing the cash in escrow and established a new $3.0 million line of credit with a Swiss bank. As of September 30, 1997, the outstanding balance under this line of credit was approximately $1,603,000.

      Additionally, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($1.8 million at the exchange rate in effect on September 30, 1997). At September 30, 1997, there were no short-term borrowings outstanding under these facilities.

      In December 1992, the Company acquired preclinical operations in France. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Notes"). The unpaid principal balance on the Notes as of December 31, 1996 of $5.0 million was paid-off in August 1997. In the third quarter, the Company refinanced this debt by obtaining a five year $5.0 million term loan from a large commercial bank, with the principal payable in quarterly installments beginning September 1998. Interest will be paid monthly over the life of the loan. This loan is secured by substantially all of the Company's assets, including the capital stock of its subsidiaries.

      In connection with its U.S. preclinical facility, in 1994 the Company secured (i) a $1.5 million 15-year mortgage with a bank and, (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are secured by mortgages on the property acquired. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of September 30, 1997. Upon achievement of certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

CAPITAL REQUIREMENTS

      The Company believes that with its current financial resources it has the ability to meet its working capital requirements for the foreseeable future. The Company anticipates that its future capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for drug development services from the pharmaceutical and biotechnology industries. In connection with the refinancing of the Notes (see "- Debt"), the Company has quarterly cash requirements for the repayment of principal beginning September 1998, and monthly cash requirements for interest payments due throughout the five year term of the loan. The Company may, from time to time, consider funding its future capital requirements by issuing stock or other securities in public or private equity or debt financings. Additionally, the Company from time to time is engaged in discussions regarding strategic acquisitions of organizations providing various drug development services and strategic dispositions of certain of its assets and or services. The Company may finance such an acquisition by additional public or private debt or equity financings or through the issuance of stock. In the event that the Company seeks to issue stock or other securities or pursue any such acquisition requiring financing, there can be no assurance that the Company will be able to issue such stock or other securities or that any financing will be available to the Company or that such offering or financing will be available on acceptable terms. Also, there can be no assurance that the Company will consummate any such acquisition or disposition or obtain any such financing, or if consummated, that the Company will be able to issue such stock or other securities or obtain any such financing arrangements that will satisfy a material portion of the Company's capital needs for any such acquisition.

      In addition to the above, the Company's working capital and other capital requirements will depend on numerous factors, including among others: success in increasing the Company's revenues and managing its operations; maintaining its contractual relationship with its top customer; exchange rate fluctuations between the United States dollar and foreign currencies; capital expenditures for clinical and preclinical information system objectives; the level of Company resources devoted to management, marketing, information and data management capabilities and business and financial administration; technological advances; the status of competitors; costs of potential future acquisitions; and the maintenance of certain restrictive debt covenants.

EXCHANGE RATE FLUCTUATIONS

      Approximately 58% and 70% of the Company's net revenues for the quarters ended September 30, 1997 and 1996, respectively, and 64% and 68% of the Company's net revenues for the nine months ended September 30, 1997 and 1996, respectively, were derived from the Company's operations outside the United States. The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity.


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

      Due to its preclinical operations in France, the percentage of the Company's total revenues recorded in French Francs is significant. For the quarters ended September 30, 1997 and 1996, the French operations accounted for approximately 40% and 47%, respectively, of the Company's revenues. For the nine month period ended September 30, 1997 and 1996 the French operations accounted for approximately 45% and 48%, respectively, of the Company's revenues. Accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from the French preclinical operations. Based on the assumption that the French preclinical operations will continue to represent a significant portion of the business of the Company, the appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses due to the effect of such currency translation on the French preclinical operation's operating results; however, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the Company's revenues and an unfavorable impact on the Company's operating expenses. The net effect of such impact can not be predicted with certainty.

      For purposes of the Company's consolidated financial results, the results of operations of the French preclinical business denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                          French Franc        U.S. dollar per
         Period          per U.S. dollar       French Franc
         ------          ---------------       ------------
      1st quarter 1996       5.0384              .1985
      2nd quarter 1996       5.1578              .1939
      3rd quarter 1996       5.0965              .1962
      4th quarter 1996       5.1821              .1930

      1st quarter 1997       5.6038              .1785
      2nd quarter 1997       5.7831              .1729
      3rd quarter 1997       6.0838              .1644

The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal. As of November 6, 1997, the French Franc per U.S. dollar rate was 5.7685.

ACCUMULATED DEFICIT

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


FORWARD LOOKING STATEMENTS

      The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange of 1934. These forward-looking statements are subject to certain risks and uncertainties described below, which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

      Factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the degree of the Company's success in obtaining new contracts; the scope and duration of drug development trials; the loss or downsizing of, or delay in, existing drug development trials; the lengthening of the lead time to convert proposals into contracts and revenues; the Company's exposure to cost overruns under fixed-price contacts; the Company's dependence on certain clients, especially its largest client, and on the pharmaceutical and biotechnology industries; adverse trends in the regulatory environment, including health care reform measures; the Company's dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations; and the costs associated with integrating future acquired businesses. In addition, the Company's quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above in " --Quarterly Results" as well as the costs associated with integrating the clinical and preclinical businesses.

                        PART II. OTHER INFORMATION


Item 1. Legal Proceedings

      In 1995, the Company terminated its relationship with the Virginia Commonwealth University ("VCU"), which performed Phase I and analytical services on behalf of the Company in the United States. The Company signed a settlement agreement with VCU in the third quarter of 1997, that was significantly less than the recorded liability. This action resulted in a book gain of $700,000. Accordingly, this gain of $700,000 was recorded in other income in the third quarter of 1997.


Item 6.     Exhibits and Reports on Form 8-K


      a.    Exhibits


            27    Financial Data Schedule


      b.    Reports on Form 8-K

            None.

                       CHRYSALIS INTERNATIONAL CORPORATION

                                   SIGNATURES


      The financial information furnished herein has not been audited. However in the opinion of management, all significant adjustments necessary for a fair presentation for the three and nine month periods ended September 30, 1997 and 1996, have been included.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1997          CHRYSALIS INTERNATIONAL CORPORATION



                                  /s/  John G. Cooper
                                  ---------------------------------------------
                                  John G. Cooper
                                  Senior Vice President, Chief Financial Officer
                                   and Treasurer
                                  (Duly Authorized Officer and Chief
                                   Accounting Officer)