Form 10-K
period 1997-12-31
CHRYSALIS INTERNATIONAL CORP
filed 1998-03-31
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 0-19659

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. YES |X| NO |_|

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|

         THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 20, 1998 AT A CLOSING PRICE OF $2.75 PER SHARE AS REPORTED BY THE NASDAQ NATIONAL MARKET WAS APPROXIMATELY $24,295,552.

         THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 20, 1998 WAS 11,430,764.

                       DOCUMENTS INCORPORATED BY REFERENCE

(a) THE COMPANY'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED HEREIN BY REFERENCE IN PART III OF THIS ANNUAL REPORT ON FORM 10-K.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         Chrysalis International Corporation, a Delaware corporation (the "Company" or "Chrysalis"), incorporated in 1988, is an international contract research organization ("CRO") providing a broad range of integrated drug development services primarily to the pharmaceutical and biotechnology industries. This broad portfolio of drug development services includes transgenic discovery research, preclinical development and clinical capabilities that enable the Company to manage a comprehensive drug development program or a client's specific requirements. The Company utilizes its international expertise and experience in preclinical and clinical services to provide a coordinated approach for a client to transition its drug through various preclinical to clinical stages of development thereby minimizing certain delays which typically occur before a new drug is introduced to the market. In addition, the Company is the only CRO that is currently able to use its proprietary transgenic and licensed gene targeting technology to provide services for its clients that require transgenic animal models in order to determine the function of human genes and identify therapeutic targets implicated in disease and for the evaluation of therapeutic lead compounds for further development. The Company generates substantially all of its revenues from its drug development services and provides services for more than 250 clients in 26 countries.

         On March 16, 1998, the Company issued a $5.0 million subordinated debenture to a wholly-owned subsidiary of MDS Inc., a Canadian corporation ("MDS"). As part of this transaction, the Company also issued a warrant to purchase 2,000,000 shares of Common Stock for $2.50 per share. In addition, the Company and MDS entered into a standstill agreement which, among other things, governs the ownership and acquisition of securities of the Company by MDS and its affiliates. As a part of this transaction, MDS and the Company will explore opportunities to pursue strategic alliances and other business opportunities with respect to their respective operations.

         On December 18, 1996, the Company issued 2,632,600 shares of Common Stock in connection with the acquisition (the "Acquisition") by the Company of all of the outstanding capital stock of, or equity interests in, BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation (collectively, the "BioClin Group"). The Acquisition was recorded using the "pooling-of-interests" method of accounting.

         Chrysalis is also the exclusive commercial licensee of a U.S. patent covering DNA microinjection ("DNA Microinjection"), the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animal models. The Company employs this process for its transgenic research and drug discovery services and grants several types of sublicenses for the use of this technology by commercial firms and academia. These sublicenses entitle the Company to receive revenues consisting of fees and, in certain cases, royalties.

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

         Phase IV. As a condition of granting marketing approval, the FDA may require that a sponsor continue to conduct additional clinical trials, known as Phase IV trials, to monitor long-term risks and benefits, study different dosage levels, or evaluate different safety and efficacy parameters in target patient populations. With the increasing importance of Phase IV trials also comes increased complexity in the scope of the trials (i.e., the number of patients tested) and the manner in which they are conducted (i.e., the number of sites at which testing is performed).

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

INDUSTRY OVERVIEW

         The CRO industry provides independent product development services primarily for the pharmaceutical and biotechnology industries. Companies in these industries outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively to maximize the benefits in time and profit of patent-protected products. CROs derive substantially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. The CRO industry has evolved from providing primarily preclinical services in the 1970s to a full service industry offering virtually all preclinical and clinical services required for development of new drugs. In addition to managing preclinical and clinical studies, CROs may also provide scientific results analysis and reporting according to good clinical and laboratory practices as required by applicable regulatory authorities.

         The CRO industry is highly fragmented, including several hundred small, limited-service providers and a few large, full service CROs with global capabilities. Although there are few barriers to entry for small, limited-service providers, the Company believes there are significant barriers to becoming a full service CRO with global capabilities. Some of these barriers include the infrastructure necessary to serve the global needs of clients, the high fixed personnel costs required to develop broad therapeutic capabilities, the expertise and facilities necessary to provide both general and specialty preclinical and clinical services, the ability to access investigators and specific patient populations in sufficient numbers, and the need for sophisticated management information systems, expertise and technology to manage complex clinical trials.

         As a result of competitive pressures and economies of scale, the CRO industry is consolidating. Mergers and acquisitions have resulted in the emergence of a few full service CROs with the international human, technical and financial resources to conduct the full range of preclinical and clinical drug development trials on behalf of pharmaceutical and biotechnology companies. The Company believes that industry trends favor those CROs able to provide a full range of services in the top drug development markets around the world.

TRENDS AFFECTING THE CRO INDUSTRY

         The Company believes that certain industry trends will continue to increase the need for pharmaceutical and biotechnology companies to outsource their drug development requirements. These trends include:

         (i) Cost Containment Pressures. The desire of many pharmaceutical companies to respond to cost containment pressures and reduce the high fixed costs associated with drug development by relying on the combination of internal resources and CROs.

         (ii) Market Globalization. The attempt by pharmaceutical and biotechnology companies to outsource drug development to CROs with global capabilities to maximize worldwide sales and profits from a given drug by pursuing regulatory approvals in multiple countries simultaneously.

         (iii) Maturation of the Biotechnology Industry. The maturation of the biotechnology industry and the resulting increase in the demand for expertise and services provided by outside sources, including CROs.

         (iv) Need for Faster Drug Development. The desire by pharmaceutical and biotechnology companies to reduce the time required to develop and bring a new drug to market by outsourcing preclinical studies and clinical trials to CROs that provide a full range of services.

         (v) Increasingly Stringent Regulation. Increasingly complex and stringent regulatory requirements on a global basis, together with recent efforts to develop globally harmonized regulatory standards, escalate the demands on data collection, analysis, and reporting which prompts outsourcing to CROs with global data management expertise and capability.

         (vi) Therapeutic Focus on Chronic Diseases. The escalation of worldwide research and development expenditures for new drugs, including amounts spent on services of the type provided by CROs, stemming from pressures to develop new drugs for the treatment of chronic disorders and life-threatening diseases.

         (vii) Need to Focus Internal Resources. The efforts by pharmaceutical companies to reserve their internal resources for the development of new drugs by using CROs to manage and conduct preclinical studies and clinical trials.

         (viii) Growing Interest in Genomics. The growth by pharmaceutical and biotechnology companies in the area of genomics research in order to determine the function of human genes and identify gene targets implicated in disease.

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

BUSINESS STRATEGY

         The Company follows a strategy to focus on these industry trends. The primary components of this strategy include: (i) the utilization of a broad range of services enabling clients to use the preclinical and/or clinical drug development services provided by the Company on an international basis; (ii) a coordinated approach for a client to transition its drug through various preclinical to clinical stages of development thereby minimizing certain delays which typically occur before a new drug is introduced to the market; (iii) the use of transgenic and preclinical services to establish early relationships with clients and the leveraging of its existing transgenic and preclinical client base to utilize the Company's broad range of drug development services, in particular, drug development services relating to Phase I through Phase IV trials; (iv) the utilization of transgenic animal technology to provide services to biotechnology and pharmaceutical companies of the genomics industry; (v) the expansion, through selective strategic alliances and/or acquisitions or through internal growth, into new geographic areas and new areas of therapeutic specialization and into complementary businesses; (vi) the continued investment of resources in the Company's specialty preclinical services such as continuous infusion techniques and transgenic technology for functional genomics research; and (vii) the continuation of investment in and utilization of information and data management technology.

                                    SERVICES

         The Company provides a broad portfolio of drug development services. The major categories of services offered by the Company are as follows:

TRANSGENIC SERVICES.

         The Company has observed an acceptance by the pharmaceutical and biotechnology industries in the use of transgenic laboratory animal model technology as a tool to improve drug discovery programs. This acceptance, together with the Company's scientific experience, its proprietary DNA Microinjection technology and its gene targeting commercial research license, provides the Company with the opportunity to offer its portfolio of specialty transgenic-based contract research services for those companies electing to outsource all or a portion of their transgenic animal model needs. These transgenic-based specialty contract research services include gene function assessment, custom model development programs, molecular biology services and other related services.

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

PRECLINICAL SERVICES.

         The Company believes it offers clients, on an international basis, a broad range of preclinical drug development services and can provide a majority of the preclinical testing requirements necessary to secure FDA (U.S.), EC (Europe) and MHW (Japan) approval to initiate human clinical trials. The Company provides the following preclinical drug development services:

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

         Phase II -- Phase IV Services. The Company provides Phase II through Phase IV services, including efficacy testing, additional safety data, long-term risks and side effects and other matters. The Company maintains a network of physicians who serve as investigators, hospitals and university centers for in-and outpatient studies, established research sites performing special investigations and a selection of centralized laboratories in each country across Europe, Israel, and North America. In connection with Phase II through Phase IV services, the Company provides project management, traditional monitoring or monitoring by fax or remote/direct data entry and data management.

         One recent development in the CRO industry is the emergence of trials involving tests on over 1,000 patients over a period of several years at multiple sites. These large multiple site trials have resulted from the drug companies' emphasis on treating and curing chronic disorders and the resulting need to thoroughly test large numbers of patients for long-term side effects of new drugs. The Company is able to conduct large multiple site trials and actively markets its capabilities in this area.

         Monitoring for Strict Adherence to GCP. Efficient data collection, form design, detailed operations manuals and site visits by the Company's clinical research associates ("CRAs") are utilized to determine whether clinical investigators and their staff follow established protocols and accurately record the findings of the trials. In addition, the Company has quality assurance auditors that provide additional internal and external auditing.

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

         (viii) Information Technology. A fully networked information system is available to facilitate complete computerized data management of Phase I through Phase IV trials. Data capture for Phase I is maintained by direct CRF "bedside" entry of primary data and the creation of the electronic CRF. Data collected in CRFs is entered into the study database within 72 hours of collection. Laboratory data is on-line for review by physicians and project managers.

         For Phase II through Phase IV trials, monitored CRF pages are forwarded to the Company's two data management centers (Dusseldorf, Germany and Austin, Texas) for double data entry. Query lists are generated and returned to the monitors for resolution. Alternatively, the Company offers the Almedica Fax Monitoring(TM) system whereby completed CRF pages are transmitted from the sites directly to either of the Company's two data management centers.

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

         The Company believes that its data management and biostatistical services capabilities can be utilized by a client more effectively when packaged as part of its total clinical trials management services in the conduct of Phase I through Phase IV trials. This packaging permits a faster and less costly clinical trial process, as the data are collected and analyzed more rapidly and the decision to move to the next phase can be made more quickly. Although the Company believes that many pharmaceutical companies treat each phase as a distinct trial, the Company emphasizes this packaged approach as an integrated process.

         Product Registration Services/Regulatory Affairs. The pharmaceutical companies, who are clients of the Company, have their own regulatory expertise and generally register their products without the assistance of third parties. In connection with its Phase I through Phase IV services to these pharmaceutical companies, the Company provides regulatory strategy formulation, consultation and, if requested, acts as a liaison with the FDA and other international regulatory agencies.

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

         Although to date the revenues from these services to biotechnology companies have not been material, the Company believes it necessary to offer these services to be competitive in the CRO industry. As a result, the Company's regulatory affairs professionals review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company may assist its clients to determine the feasibility of developing a particular product or product line.

         The Company's regulatory affairs professionals have experience in the analysis, preparation and submission of FDA regulatory documents covering a wide range of products, including prescription and over-the-counter drugs. The Company also has experience with preparing regulatory documentation for submission to European regulatory authorities.

                                    MARKETING

         The majority of new studies conducted by the Company are derived from existing clients. To obtain new clients, the Company contacts potential clients directly through its marketing and sales representatives and its senior business management, participates in various scientific association and/or business symposia, and indirectly via such media as scientific and trade journal advertising, brochures, and direct mailings. Further, the Company's sales and marketing representatives target the promotion efforts to potentially new clients who are not familiar with the Company's services, as well as to the expansion of services for existing clients. In addition, the Company's scientific personnel participate in a variety of business/scientifically oriented endeavors such as publishing scientific papers and making presentations at scientific meetings. The Company also participates in, and advertises at, commercial conferences. Further, the Company also attends and provides exhibits at selected industry trade shows in the United States and Europe.

         The Company currently coordinates its marketing efforts for its broad range of services through a central business development function, which includes the involvement of senior operational and scientific personnel in this effort. The Company's marketing personnel seek new clients, seek contracts with new therapeutic areas or divisions with existing clients, cross-sell other services to existing clients and develop strategic alliances with major pharmaceutical and biotechnology companies.

                            CONTRACTUAL ARRANGEMENTS

         Most of the Company's contracts are fixed priced contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. Most of the Company's contracts are subject to cost limitations which cannot be exceeded without client approval. Because, in many cases, the Company bears the risk of cost overruns, unbudgeted costs in connection with performing these contracts may have a detrimental effect on the financial results of the Company. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made.

         The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. Once a trial has been commenced, change orders may be requested by clients based on the results of the trial to date, including changes in the scope of the trial and in the services to be provided by the Company. Accordingly, compensation under a contract may increase or decrease during the duration of a contract. The loss of a large contract or the loss of multiple contracts, however, could adversely affect the Company's future revenues and profitability. In addition, termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, including unexpected or undesired results from other studies not conducted by the Company, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug being tested, adverse patient reactions to the drug being tested, or the client's decision to de-emphasize a particular trial. The Company's service contracts contain certain provisions designed to address the negative impact on the Company's revenues and profitability as a result of non-controllable delays. These provisions, however, may not be included in all of the Company's service contracts. In any event, the Company attempts to negotiate reimbursement of certain fees whether or not such provisions are included in the service contract. The Company is not always successful in negotiating such reimbursement. The delay of a large clinical trial, or multiple trials, could adversely affect the Company's future revenues and profitability.

                                    CUSTOMERS

         The Company has in the past derived, and may in the future derive, a significant portion of its net service revenue from a relatively limited number of major projects or clients. Concentrations of business in the CRO industry are not uncommon and are increasing as large pharmaceutical and biotechnology companies are outsourcing larger clinical trials and large multiple site trials to fewer full service CROs. For the year ended December 31, 1997, the Company's top five customers accounted for approximately 38% of the Company's combined net service revenue. One customer of the Company, a large international pharmaceutical company with revenues in excess of $10 billion, accounted for approximately 23% of net service revenues for the year ended December 31, 1997. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customers would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

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

         The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize net service revenue included in backlog. As of December 31, 1997, the Company's backlog was approximately $41 million compared to approximately $25 million at December 31, 1996. One contract with Company's largest client, which is currently delayed, accounted for approximately 60% of the backlog at December 31, 1997. The Company anticipates that approximately 40% of the December 31, 1997 backlog will be realized after December 31, 1998.

                                   COMPETITION

         The Company competes primarily against pharmaceutical companies' own in-house research departments, other CROs and universities and teaching hospitals. The CRO industry includes several hundred small, limited-service providers, several medium-sized CROs, and a few full service global drug development companies. The CRO industry is consolidating and, in recent years, several large, full service competitors have emerged. This trend of industry consolidation may result in greater competition among the larger CROs for clients and possible candidates for further consolidation for these larger CROs. Such large, full service competitors may have substantially greater capital, technical and other resources, may be better known, and may have more experienced personnel than the Company. The Company's major competitors include:
Covance, Inc.; Parexel International Corporation; Quintiles Transnational Corporation; ClinTrials Research Inc.; Pharmaceutical Products Development Corporation; Huntington Life Sciences Ltd.; Kendle International, Inc.; Phoenix International Life Sciences, Inc.; and IBAH, Inc.

         CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, specialty preclinical capabilities, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability, and, in certain markets, price is a significant factor.

                        MICROINJECTION PATENT LICENSING

         The Company possesses an exclusive license to a U.S. patent awarded to Ohio University, covering DNA Microinjection, which is utilized in providing its specialty transgenic-based services.

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

         In addition, the Company is subject to scrutiny by many regulators regarding its laboratories and materials. On the federal level in the United States, the Company is regulated by the Department of Transportation, Occupational Safety and Health Administration, Nuclear Regulatory Commission and the Drug Enforcement Administration. At the state level, the Company is monitored by the Commonwealth of Pennsylvania Department of Labor and Industry and the Pennsylvania Department of Environmental Resources. In addition, certain of the Company's European operations are subject to certain regulations in France similar to the aforementioned federal and state regulations.

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

         The clinical services provided by the Company are ultimately subject to FDA regulation in the United States and comparable agencies in other countries, although the level of applicable regulation in other countries is generally less comprehensive than regulation present in the United States. The industry standard for conducting clinical research and development studies is embodied in regulations and guidelines called "Good Clinical Practices." Although the FDA has not formally adopted a single GCP guideline, certain provisions of GCP have been included in FDA regulations. In Europe, all work is carried out in accordance with the EU Note For Guidance, "Good Clinical Practice for Trials on Medicinal Products in the European Community." As a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations include: (i) complying with FDA regulations governing the selection of qualified investigators; (ii) obtaining specific written commitments from the investigators; (iii) verifying that the patient's informed consent is obtained;
(iv) monitoring the validity and accuracy of data; (v) verifying drug or device accountability; and (vi) instructing investigators to maintain records and reports. The Company must also maintain reports for each study for specified periods for inspection by the study sponsor and the FDA and other applicable regulatory authorities during audits. Non-compliance with GCP can result in the disqualification of data collected during the clinical trial.

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

                              INTELLECTUAL PROPERTY

         The Company has an exclusive commercial license to a U.S. patent awarded to Ohio University in October 1989 covering DNA Microinjection, which is the method of gene transfer widely employed for the successful development of transgenic animals in several mammalian species. The Company has granted several non-exclusive sublicenses for a variety of applications under this patent. The Company, as it becomes aware of activities potentially infringing on its commercial rights as the exclusive commercial licensee for the Ohio University DNA Microinjection patent, takes appropriate action to curtail infringing activities. There can be no assurance, however, that the Company's actions will result in proof of infringement, curtailment of the potentially infringing party's activities, or that the potentially infringing party will become properly licensed and, thereby, financially obligated to the Company. Further, there can be no assurance that technology circumventing the DNA Microinjection process may not be developed in the future; nor can there be any assurance that if such technology is developed that the Company would be able to continue to practice the processes contained in the DNA Microinjection patent or that the Company would be able to obtain licenses for such new technology on reasonable terms, if at all. Outside of the U.S., the DNA Microinjection process is non-proprietary; however, the commercialization of any products in the United States using the DNA Microinjection process are protected by the patent. The license has a term equal to the life of the last to expire of all patents covered by the license, unless earlier terminated by either party for cause.

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

         The Company believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards ("IRBs") and the need to obtain each patient's informed consent. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent committee that includes both medical and nonmedical personnel and is obligated to protect the interests of patients enrolled in the trial. After the trial begins, the IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consent.

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

         Pursuant to the terms of the Purchase Agreement, dated September 22, 1995, as amended, the Company consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc., a wholly-owned subsidiary of Baxter, for a cash purchase price of $18 million. In connection with this transaction, in the third quarter of 1995, the Company eliminated its investment in Nextran and recorded an estimated nonrecurring gain, net of expenses, income taxes and related accruals, of approximately $17.3 million. Additionally, in the event that Nextran develops and commercializes hemoglobin blood substitutes using technologies licensed to Nextran by the Company, the Company will receive royalty income of 3% of end product sales.

                        RESEARCH AND DEVELOPMENT EXPENSES

         As the result of the sale of the Company's interest in Nextran, as well as the change in the strategic focus of the Company, the Company's research and development expenses have decreased significantly since 1994.

                                    EMPLOYEES

         As of December 31, 1997, the Company employed 450 individuals on a full-time basis. None of the Company's U.S. employees are represented by trade unions. All of the employees of its European preclinical operations, except senior management, are represented by a legal trade union. These employees are governed by an agreement, which is subject to renegotiation on an annual basis. Although no employees of the European clinical operations are covered by a trade union, many of them have written contracts with the Company in accordance with local law. The Company believes that it maintains good relations with its employees.

                          BUSINESS SEGMENT INFORMATION

         For information on amounts of revenue, operating profit and loss and identifiable assets attributable to the Company's operations, see Note 18 of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters is located in Raritan, New Jersey. The Company, under an option provision of the lease agreement, extended its lease on this facility through February 1999. The lease includes another renewal option for an additional one year period which would expire in February 2000.

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

         The Company's specialty transgenic services business operates in Princeton, New Jersey. The Company leases a facility for administrative offices and research laboratories. This lease expires in May 2000. The Company is pursuing alternative facilities to accommodate its expanding business in transgenic services. Additionally, the Company shares an adjacent facility pursuant to an agreement with Nextran, regarding its transgenic services operations, which remains in force until August 1999.

         The Company's U.S. clinical operations are conducted in a leased facility in Austin, Texas, which lease expires in February 2001. The Company leases its European clinical headquarters in Cham, Switzerland, which lease expires in March 2000. The Company also maintains offices in Canada; Mannheim, Germany; France; Belgium; The Netherlands; the United Kingdom; Sweden; Denmark; Norway; Finland; Spain; Italy; Israel; Vilnius, Lithuania; Poland; Russia; and the Ukraine for its clinical operations.

         The Company also leases a facility in Dusseldorf, Germany which is utilized for Phase I and Phase II trials and is the information systems, data management and biostatistical center. This lease expires in August 2001.

         The Company believes that the space it leases is adequate for its current operations and that the leases generally reflect market rates in their respective geographic areas.


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

         PAUL J. SCHMITT, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Schmitt has served as Chairman of the Board of Directors since October 1994. Mr. Schmitt joined the Company as President and Chief Executive Officer in November 1988. Mr. Schmitt was elected as a Director of the Company in November 1988. From May 1986 to October 1988, Mr. Schmitt was President of Biolectron, Inc., a medical device company. Prior to joining Biolectron, Mr. Schmitt was with the BOC Group, PLC, an industrial gas and health care company, where, from October 1981 until May 1986, he served as Vice President and General Manager in BOC's health care group. Mr. Schmitt received his B.S. degree in finance from Lehigh University and his M.B.A. degree from Rutgers University. Mr. Schmitt is 46 years old.

         JACK BARBUT, SC.D., VICE CHAIRMAN AND PRESIDENT, CLINICAL SERVICES. In connection with the Acquisition in December 1996, Dr. Barbut was appointed as Vice Chairman and President, Clinical Services of the Company and was elected to the Board of Directors of the Company. Prior to the Acquisition, Dr. Barbut founded the BioClin Group in 1979 and oversaw its operations thereafter. Dr. Barbut received his Sc.D. degree in systems engineering from The Polytechnic Institute in Lausanne, Switzerland. Dr. Barbut is 45 years old.

         JOHN G. COOPER, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Mr. Cooper has served as Senior Vice President and Chief Financial Officer of Chrysalis since June 1996. He was Vice President, Chief Financial Officer, Treasurer and Secretary from February 1991 to June 1996 and has been the Company's principal financial officer since January 1989. Prior to joining the Company, Mr. Cooper served in several senior corporate financial management positions for Pharmacia ENI, Inc., a public medical diagnostics company, since March 1984. Previously, Mr. Cooper held financial positions with C.R. Bard, Inc., a health care company, from July 1982 to March 1984. Mr. Cooper is a Certified Public Accountant and received his B.S. degree in commerce from Rider University. Mr. Cooper is 39 years old.

         LEIF MODEWEG, D.V.M., PRESIDENT, PRECLINICAL SERVICES. Dr. Modeweg has served as President of Preclinical Services of the Company since September 1, 1994. Dr. Modeweg has also served as President of the European preclinical operations since December 1992. From June 1989 to December 1992, he served as Managing Director of Hazleton France, predecessor to the European preclinical operations. From 1980 to 1989, Dr. Modeweg was employed by BioResearch Laboratories, a contract preclinical drug development services organization in Montreal, Canada, and served as Vice President from 1988 to 1989. From 1972 to 1980, he served as a toxicologist and department head for Toxicology for Novo Industri A/S, the leading pharmaceutical company in Denmark. Previously, Dr. Modeweg was employed by the Danish Institute for Biochemical Research and Development. Dr. Modeweg received his D.V.M. degree from the Royal Veterinary University, Copenhagen, Denmark. Dr. Modeweg is 60 years old.

         J. CHRISTIAN JENSEN, PH.D., PRESIDENT, INTERNATIONAL SERVICES. In connection with the Acquisition in December 1996, Dr. Jensen was appointed as President, International Services of the Company and was elected to the Board of Directors of the Company. Dr. Jensen joined the BioClin Group in 1991 and, prior to the Acquisition, served as President of the BioClin Group's European operations and Chief Operating Officer of the BioClin Group. Dr. Jensen served as Human Pharmacology Expert from 1989 to 1991 and Pharmacological and Medical Expert from 1986 to 1989 at Sandoz Pharma Ltd. From 1981 to 1986 he was a pharmacologist and toxicologist at the University of Bonn Medical Clinics. In 1986, Dr. Jensen became an associate professor of Clinical Pharmacology at the University of Bonn and received his B.S. degree in Biology from Baker University and a Ph.D. degree in Pharmacology and Toxicology from the University of Kansas. Dr. Jensen is 47 years old.

         There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was appointed. Each executive officer serves until their successor is duly appointed and qualified.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of the close of business on March 20, 1998 there were 4,013 holders of record of Common Stock. The Company has not declared or paid any cash dividends on shares of its equity securities, including Common Stock, since its incorporation in 1988. The Company currently intends to retain its earnings, if any, to finance its future development and growth and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

         The Common Stock is traded on The Nasdaq National Market. The symbol currently is CRLS. Prior to December 18, 1996, the Company's trading symbol was DNXX.

         The Company's Common Stock commenced trading on December 11, 1991. The table below sets forth the high and low closing prices by quarter during 1997 and 1996.

QUARTER 1997          HIGH          LOW        QUARTER 1996          HIGH         LOW
------------          ----          ---        ------------          ----         ---
    1ST           $5-15/16      $4-7/16            1ST             $5-3/4      $3-1/2
    2ND                  5       4-1/16            2ND              8-1/2       4-1/4
    3RD              4-1/2       3-7/16            3RD              6-5/8       4-5/8
    4TH              4-3/8       2-1/16            4TH              5-3/4           4

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     YEARS ENDED DECEMBER 31,
                                                        1997        1996       1995       1994       1993
                                                      --------     ------     ------     ------     ------
STATEMENT OF OPERATIONS DATA:                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                                          $ 42,298     41,487     39,609     36,188     30,894
Operating costs and expenses:
    Direct costs                                        29,217     27,313     27,691     25,499     22,342
    Research and development                               166        528      1,063      3,940      9,876
    General, administrative and marketing               12,416     10,942      9,631      9,975      9,515
    Depreciation and amortization                        2,699      2,780      2,907      3,594      3,683
    Special charge(1)                                       --         --         --         --      7,095
    Business combination costs(2)                           --      3,649         --         --         --
                                                      --------     ------     ------     ------     ------
                                                        44,498     45,212     41,292     43,008     52,511
    Loss from operations                                (2,200)    (3,725)    (1,683)    (6,820)   (21,617)
                                                      --------     ------     ------     ------     ------
    Other income (expense), net                            390        742       (635)      (525)      (231)
    Net loss before equity in net loss of Nextran,
        gain on sale of Nextran and taxes               (1,810)    (2,983)    (2,318)    (7,345)   (21,848)
    Equity in net loss of Nextran(3)                        --         --      2,700      1,329         --
    Gain on sale of Nextran, net of income taxes(3)         --         --     17,266         --         --
    Income tax expense (benefit)                           240        477       (177)       390        (22)
                                                      --------     ------     ------     ------     ------
        Net income (loss)                             $ (2,050)    (3,460)    12,425     (9,064)   (21,826)
                                                      ========     ======     ======     ======     ======
    Basic earnings (loss) per share                   $  (0.18)     (0.31)      1.12      (0.82)     (1.99)
                                                      ========     ======     ======     ======     ======
    Diluted earnings (loss) per share                 $  (0.18)     (0.31)      1.06      (0.82)     (1.99)
                                                      ========     ======     ======     ======     ======
BALANCE SHEET DATA:
    Cash, cash equivalents and investments            $  6,925     13,470     23,102      6,234     14,592
    Restricted cash                                        460      5,010        777      1,724      1,430
    Accounts receivable, net                             9,669     10,788     10,907      9,340      7,546
        Property, equipment and leasehold
        improvements, net                               15,127     15,963     17,806     18,548     19,391
    Intangible assets, net                                 805        953      1,035        991      1,252
    Investment in Nextran(3)                                --         --         --      3,844         --
    Other assets                                         2,254      1,759      1,797      1,454      2,377
                                                      --------     ------     ------     ------     ------
        Total assets                                  $ 35,240     47,943     55,424     42,135     46,588
                                                      ========     ======     ======     ======     ======

    Current liabilities, excluding debt                 12,295     17,501     15,292     16,047     13,443
    Short-term debt                                      2,668     11,238     11,559      9,876      8,145
    Current portion of long-term debt                      768        180        744        784      3,691
    Long-term debt, excluding current portion            6,561      2,376      7,830      8,502      6,131
    Deferred income taxes                                1,646      2,053      2,059      2,075      1,965
    Other liabilities                                      633      1,054        948      1,180      1,758
    Total stockholders' equity                          10,669     13,541     16,992      3,671     11,455
                                                      --------     ------     ------     ------     ------
        Total liabilities and stockholders' equity    $ 35,240     47,943     55,424     42,135     46,588
                                                      ========     ======     ======     ======     ======

----------
(1) In 1993, the Company initiated a plan to suspend research and development efforts on its hemoglobin blood substitute program and thereby downsized and reorganized its operations. In accordance with this decision, the Company recorded a special charge of $7.1 million.

(2) In the fourth quarter of 1996, the Company recorded business combination costs of approximately $3.6 million for costs incurred as a result of its acquisition of the clinical drug development business on December 18, 1996. See Note 5 of the Notes to Consolidated Financial Statements included in
     Part IV of this Annual Report on Form 10-K.

(3) On August 29, 1994, the Company, through a wholly-owned subsidiary, entered into a Joint Venture Agreement with Baxter to form Nextran, a partnership in which the Company had a 30% partnership interest. On September 22, 1995, the Company consummated the sale of its 30% partnership interest in Nextran to Transplant Acquisition Inc. for a cash purchase price of $18 million. As a result of the sale of its partnership interest in Nextran, the Company recorded a nonrecurring gain, net of expenses, income taxes and related accruals of approximately $17.3 million. See Note 7 of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL SUMMARY

         The Company is an international CRO providing a broad range of integrated drug development services primarily to the pharmaceutical and biotechnology industries. This broad portfolio of drug development services includes transgenic discovery research, preclinical development and clinical capabilities that enable the Company to manage a comprehensive drug development program or a client's specific requirements. The Company utilizes its international expertise and experience in preclinical and clinical services to provide a coordinated approach for a client to transition its drug through various preclinical to clinical stages of development thereby minimizing certain delays which typically occur before a new drug is introduced to the market. In addition, the Company is the only CRO that is currently able to use its proprietary transgenic and licensed gene targeting technology to provide services for its clients that require transgenic animal models in order to determine the function of human genes and identify therapeutic targets implicated in disease and for the evaluation of therapeutic lead compounds for further development. The Company generates substantially all of its revenues from its drug development services and provides services for more than 250 clients in 26 countries.

         On March 16, 1998, the Company issued a $5.0 million subordinated debenture to a wholly-owned subsidiary of MDS. As part of this transaction, the Company also issued a warrant to purchase 2,000,000 shares of Common Stock for $2.50 per share. In addition, the Company and MDS entered into a standstill agreement which, among other things, governs the ownership and acquisition of securities of the Company by MDS and its affiliates. As a part of this transaction, MDS and the Company will explore opportunities to pursue strategic alliances and other business opportunities with respect to their respective operations.

         On December 18, 1996, the Company issued 2,632,600 shares of Common Stock in connection with the Acquisition by the Company of all of the outstanding capital stock of, or equity interests in, BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation. The Acquisition was recorded using the "pooling-of-interests" method of accounting. In connection with the Acquisition, the Company incurred business combination costs aggregating approximately $3.6 million.

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

         The Company's financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between non-U.S. currencies and the U.S. dollar will affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting the Company's financial results. For the year ended December 31, 1997, approximately 63% of the Company's revenues were from operations outside the U.S. Approximately 44% of the Company's revenues for the year ended December 31, 1997 were from operations in France and denominated in French Francs; accordingly, fluctuations in the exchange rate between the French Franc and the U.S. dollar may have a material effect on the Company's operating results. See " -- Liquidity and Capital Requirements -- Exchange Rate Fluctuations."

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

         The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, most of the Company's contracts provide for an early termination fee, the amount of which usually declines as the work progresses. The Company's service contracts also contain certain provisions designed to address the negative impact on the Company's revenues and profitability as a result of non-controllable delays. These provisions, however, may not be included in all of the Company's service contracts. In any event, the Company attempts to negotiate reimbursement of certain fees whether or not such provisions are included in the service contract. The Company is not always successful in negotiating such reimbursement. The loss of or delay in a large contract or the loss of multiple contracts, however, could adversely affect the Company's future revenues and profitability. In addition, termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug being tested, adverse patient reactions to the drug being tested, or the client's decision to not proceed with a particular trial.

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

         The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentration of business is not uncommon within the CRO industry. For the year ended December 31, 1997, the Company's top five customers accounted for approximately 38% of its combined net service revenue. One customer, one of the world's leading pharmaceutical companies, accounted for approximately 23% of the Company's net service revenues in fiscal 1997. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customer would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

         The Company has incurred expenses during 1997 expanding its infrastructure, primarily in the clinical operations, to support global drug development capabilities and utilizing management's resources primarily to communicate these expanded capabilities to its existing client base and the pharmaceutical and biotechnology industries. As a result of these efforts, the Company believes it is capable of supporting higher revenues. However, the Company's future operating results will be contingent upon successfully utilizing this expanded infrastructure which will require the Company to convert proposals into contracts and revenues. There can be no assurance that the Company will be able to successfully utilize its expanded infrastructure or that proposals will be converted into revenues in a timely manner. The Company's ability to utilize its expanded infrastructure in order to enhance future operating results may also be affected by factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, and the termination of preclinical and clinical trials, all of which may be beyond the control of the Company. See " -- Quarterly Results."

         The Company's quarterly operating results may fluctuate as a result of various factors, such as delays experienced in implementing or completing particular services and termination of services. Since a substantial portion of the Company's operating costs are relatively fixed, while revenue is subject to fluctuations, minor variations or delays in the timing of services or the progress of services may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for the next quarter.

         The Company's largest client, a leading pharmaceutical company, notified the Company that it decided to change a clinical protocol and thereby delay a large clinical trial which was originally expected to begin during the fourth quarter of 1997. As a result, consistent with management's expectations, results during the fourth quarter of 1997 were negatively impacted. As a result of this delay and the strategic decision to maintain clinical infrastructure utilized for this contract and to position Chrysalis for growth opportunities, revenues and earnings in the first half of 1998 will be significantly affected. The Company has been informed that this client currently anticipates a decision on the commencement of this trial in the second quarter of fiscal 1998.

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

RESULTS OF OPERATIONS

REVENUES BY BUSINESS AND GEOGRAPHIC REGION

                          REVENUES ($000'S)
                     1997       1996       1995
                    ------     ------     ------
Preclinical         27,259     29,090     24,396
Clinical            14,243     11,883     14,286
Licensing/Other        796        514        927
                    ------     ------     ------
  Total             42,298     41,487     39,609
                    ======     ======     ======

International       26,778     28,322     24,890
North America       14,724     12,651     13,792
Licensing/Other        796        514        927
                    ------     ------     ------
  Total             42,298     41,487     39,609
                    ======     ======     ======

         Fiscal year ended December 31, 1997 as compared to the fiscal years ended December 31, 1996 and 1995.

         Revenues. Revenues were $42,298,000 for 1997 compared to $41,487,000 and $39,609,000 for 1996 and 1995, respectively. For the year ended December 31, 1997, the Company generated approximately 63% of its revenues from operations outside of the U.S. Excluding the impact of foreign currency translations, revenues for the year ended December 31, 1997 would have been approximately $46,204,000 as compared to $41,487,000 for 1996. See " -- Liquidity and Capital Requirements - Exchange Rate Fluctuations." This increase from 1996 to 1997 was primarily the result of the following: (i) an increase in the clinical business including services provided under contracts with the Company's largest customer;
(ii) an increase in the Company's specialty transgenic and molecular biology services; and (iii) an increase in preclinical business in Europe. These increases were offset by the unfavorable impact of foreign currency translations as well as by a decrease in the preclinical business in North America, and the Phase I clinical business in Europe. Additionally, revenues in 1997 were negatively impacted by a delay in a large clinical trial which was originally expected to begin in the fourth quarter of 1997. The Company believes that revenue growth for the clinical business for the year ended December 31, 1997 was also adversely affected as a result of (i) the long lead times in converting proposals into contracts and revenues and (ii) in the first half of 1997, the continuing impact, as a result of such long lead times, of the focus of senior management in the clinical business in the negotiation and consummation of the Acquisition during 1996 and, consequently, having less opportunity to devote to business development and marketing the clinical business.

         The Company's largest client, a leading pharmaceutical company, notified the Company that it decided to change a clinical protocol and thereby delay a large clinical trial which was originally expected to begin during the fourth quarter of 1997. As a result, consistent with management's expectations, results during the fourth quarter of 1997 were negatively impacted. As a result of this delay and the strategic decision to maintain clinical infrastructure utilized for this contract and to position Chrysalis for growth opportunities, revenues and earnings in the first half of 1998 will be significantly affected. The Company has been informed that this client currently anticipates a decision on the commencement of this trial in the second quarter of fiscal 1998.

         The increase in revenues from 1995 to 1996 was due to an increase in business activity for the preclinical drug development services in both the European and U.S. marketplace. This increase in preclinical services was offset by a decrease in revenues from clinical services. The Company believes the increase in preclinical business activity was a result of the improvement in the pharmaceutical and biotechnology industries outsourcing trends and expanded cash reserves within the biotechnology sector. The decrease of approximately $2,400,000 in revenues for the clinical business was due to the decision in 1995 to discontinue providing services for Phase I trials in the U.S. which represented approximately $3,500,000 in revenues for the clinical business in 1995. In addition, revenues for the clinical business in 1996 were adversely affected by senior managements' involvement in the negotiation and consummation of the Acquisition and, consequently, having less opportunity than in 1995 to devote to business development and marketing the clinical business.

         Operating Expenses. Direct costs were $29,217,000 or 69% of net revenues for 1997, compared with $27,313,000 or 66% of net revenues for 1996. For 1995 direct costs were $27,691,000 or 70% of net revenues. Excluding the impact of foreign currency translations, this increase in direct costs of $1,904,000 for the year ended December 31, 1997, as compared to the same period in 1996, would have been approximately $4,491,000. This increase in direct costs was primarily due to (i) investment in personnel and infrastructure to support the long-term business expansion strategy of the Company and to accommodate the large clinical trial with a leading pharmaceutical company which was delayed in the last quarter of 1997 (See " -- General Summary") and (ii) increased variable costs as a result of increased business activity in the Company's European preclinical services and specialty transgenic and molecular biology services in 1997. The increase in these costs as a percent of revenues is due to a base cost structure of personnel, facilities, and related expenses which is capable of supporting a higher level of revenues than experienced during the year ended December 31, 1997. This relationship of direct costs to revenues is expected to continue at least through the first half of 1998, as the Company will retain the majority of its recently expanded infrastructure to better position the Company for long-term growth.

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

         Research and development expenses in 1997 decreased to $166,000 from $528,000 in 1996, which decreased from $1,063,000 in 1995. This decrease in research and development expenses over the past three years was primarily the result of the shift in the strategic focus of the Company's transgenic animal services from the internal development of transgenic animal models to providing commercial specialty drug development services. Because research and development expenses have become immaterial primarily as a result of the shift in the strategic focus and the related decline in costs, research and development expenses shown for reporting purposes in prior periods will be reclassified in 1998 into direct costs.

         General, administrative and marketing expenses increased to $12,416,000 in 1997 from $10,942,000 in 1996, which increased from $9,631,000 in 1995.
Excluding the impact of foreign currency translation, this increase of $1,474,000, for the period ended December 31, 1997, as compared to the same period in 1996, would have been approximately $2,590,000. This increase in expenses for 1997 was primarily due to: (i) the increase in personnel and related costs for marketing and business development, information systems, general management and financial management activities, (ii) the increase in personnel and related costs associated with the management of the European clinical business, and (iii) the increase in personnel and facility costs associated with the increase in the Company's specialty transgenic and molecular biology services. The increase in these expenses from 1995 to 1996 was primarily the result of an increase in costs for expansion of operations in Eastern Europe, additional personnel for accounting, business development, administration and information systems, increased personnel related costs and increased sales, marketing and advertising expenses.

         Depreciation and amortization decreased to $2,699,000 in 1997 from $2,780,000 in 1996 and $2,907,000 in 1995.

         Business Combination Costs. The Company incurred costs in 1996 associated with the Acquisition aggregating $3,649,000. These costs included expenses associated with the acquisition of the clinical business, the name change from DNX Corporation to Chrysalis and certain other related items. As of December 31, 1996, $1,380,000 of these costs remained to be paid and are classified as accrued expenses in the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

         Other Income (Expense). Other income (expense) represented income of $390,000 in 1997, compared to income of $742,000 for 1996, and expense of $635,000 for 1995. This decrease from 1996 to 1997 was partially due to a decrease in interest expense resulting from lower outstanding debt balances (see " -- Liquidity and Capital Requirements -- Debt") offset by a decrease in interest income earned in 1997 as a result of a decrease in cash and other investment balances. Also included in other income in 1997 was a $700,000 nonrecurring gain resulting from a settlement agreement with Virginia Commonwealth University, signed in the third quarter of 1997. The primary reasons for the improvement in other income (expense) in 1996 from 1995 were interest income of $1,187,000 earned as the result of higher cash balances primarily resulting from the sale of Nextran in the third quarter of 1995 and a foreign currency gain of $517,000 primarily as a result of exchange rate fluctuations between the German Mark and Swiss Franc associated with short-term borrowings of the Company's German operations denominated in Swiss Francs. The Company repaid this debt denominated in Swiss Francs in 1997. Such income was offset primarily by interest expense of $1,445,000 on outstanding debt. In 1998, the Company expects to report an increase in net interest expense as a result of the issuance of the subordinated debenture and the warrants in the transaction with MDS.

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

         Gain on Sale of Nextran. As a result of the sale of its partnership interest in Nextran, in the third quarter of 1995 the Company eliminated its investment in Nextran and recorded a nonrecurring gain, net of expenses, estimated income taxes of $200,000, and related accruals, of $17,266,000.

         Taxes. The Company's foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in such countries which in general may not be offset by losses from operations in other countries. As a result, primarily for its French operations, the Company recorded an income tax expense of $240,000 in fiscal 1997 compared to an income tax expense in 1996 of $477,000 and an income tax benefit in 1995 of $177,000. These expenses are primarily due to profits generated by its French operations partially offset by tax benefits recorded as a result of losses in other European operations.

         The impact from United States federal income taxes is currently not significant due to the Company's available net operating loss carryforwards. At December 31, 1997, the Company has available net operating loss carryforwards of approximately $26,434,000 for United States federal income tax purposes. Such loss carryforwards expire through 2012. The Company also has research and development tax credit carryforwards of approximately $3,012,000 for U.S. federal income tax reporting purposes which are available to reduce U.S. federal income taxes, if any, through 2011. The Company has alternative minimum tax credit carryforwards of approximately $164,000 for U.S. federal income tax purposes which are available to reduce U.S. federal income taxes, if any. These tax credits have an unlimited carryforward period. The Company's acquisition of the clinical drug development business resulted in an ownership change under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company's ability to utilize its net operating loss carryforwards to offset operating profits may be subject to certain limitations in the future under the Code. These net operating loss carryforwards may not be utilized to offset profit in other countries.

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

         The following table presents unaudited quarterly operating results for each of the fiscal quarters of 1997. In the opinion of the Company, this information has been prepared on the same basis as the audited consolidated financial statements and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the consolidated audited financial statements and notes thereto included in Part IV of this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.

                                                      QUARTER ENDED ($000'S)
                                                            (UNAUDITED)
                                         -----------------------------------------------
                                         MARCH 31,     JUNE 30,     SEPT. 30,    DEC. 31,
                                           1997          1997         1997         1997
                                         --------      -------      -------      -------
Net revenues                             $  9,905       10,145       10,623       11,624
Operating expenses:
         Direct costs                       6,970        7,054        7,392        7,802
         Research and development              52           47           31           36
         General, administrative and        2,874        2,976        3,123        3,442
           marketing
         Depreciation and
           amortization                       638          654          708          699
                                         --------      -------      -------      -------
                                           10,534       10,731       11,254       11,979
Loss from operations                         (629)        (586)        (631)        (355)
Other income (expense):
         Interest income                      181          123           93           72
         Interest expense                    (191)        (165)        (206)        (213)
         Foreign currency gain                 --           --           --           11
         Other                                  4           (6)         692           (4)
                                         --------      -------      -------      -------
                                               (6)         (48)         579         (134)
                                         --------      -------      -------      -------
Loss before income taxes                     (635)        (634)         (52)        (489)
Income tax expense                             (9)         (31)         (41)        (159)
                                         --------      -------      -------      -------
Net loss                                 $   (644)        (665)         (93)        (648)
                                         ========      =======      =======      =======


REVENUES BY BUSINESS AND GEOGRAPHIC REGION BY QUARTER

                             QUARTER ENDED ($000'S)
                                  (UNAUDITED)
                   ----------------------------------------
                   MARCH 31,   JUNE 30,  SEPT. 30,  DEC. 31,
                     1997       1997       1997       1997
                    ------     ------     ------     ------
Preclinical         $6,720      6,708      6,476      7,355
Clinical             2,909      3,277      3,972      4,085
Licensing/Other        276        160        175        184
                    ------     ------     ------     ------
Total                9,905     10,145     10,623     11,624
                    ======     ======     ======     ======

International        6,779      6,661      6,168      7,170
North America        2,850      3,324      4,280      4,270
Licensing/Other        276        160        175        184
                    ------     ------     ------     ------
Total               $9,905     10,145     10,623     11,624
                    ======     ======     ======     ======

LIQUIDITY AND CAPITAL REQUIREMENTS

         Cash Reserves. The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements,
(ii) its cash reserves, and (iii) its available lines of credit. Additionally, the Company obtained a five year $5.0 million term loan from a large commercial bank in the third quarter of 1997. As of December 31, 1997, the Company had cash reserves (consisting of cash and cash equivalents and restricted cash) of $7,385,000. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. The Company's cash reserves (including its short-term investments and marketable securities) decreased by approximately $11,095,000 during the year ended December 31, 1997 primarily due to the following: (i) the payment of approximately $5,000,000 of outstanding debt associated with the Acquisition of the clinical business; (ii) the payment of approximately $1,380,000 of nonrecurring business combination costs associated with the Acquisition of the clinical business; (iii) capital expenditures of approximately $3,281,000, and (iv) the funding of operating losses of approximately $2,639,000.

         Capital Expenditures. In 1997 the Company invested a total of approximately $3,281,000 in property and equipment, as compared to approximately $1,815,000 for fiscal 1996. This increase was primarily associated with solidifying and expanding its position in preclinical continuous infusion capabilities, updating and expanding information systems and supporting the growth of the transgenic/gene targeting services business.

         Debt. In connection with the Acquisition on December 18, 1996, the Company acquired approximately $9.8 million of short-term borrowings outstanding under line of credit arrangements with various banks. The majority of such borrowings and credit arrangements were guaranteed by certain prior stockholders of the clinical business. One of the conditions of the closing of the Acquisition was the release of these guarantees. In order to satisfy this condition, on December 18, 1996, the Company paid approximately $4.0 million to reduce these short-term borrowings and transferred approximately $4.6 million into escrow for purposes of securing the future payment of the remaining personally guaranteed borrowings. In January 1997, the Company paid the remaining outstanding balance on these lines utilizing the cash in escrow and established a new $3.0 million line of credit with a Swiss bank. As of December 31, 1997 the outstanding balance under this line of credit was approximately $2,377,000.

         Additionally, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($1.7 million at the exchange rate in effect on December 31, 1997). At December 31, 1997 and 1996 there were no short-term borrowings outstanding under these facilities

         On March 16, 1998, the Company issued, in exchange for $5,000,000 cash, a subordinated debenture and a warrant to purchase 2,000,000 shares of Common Stock for $2.50 per share, to a wholly-owned subsidiary of MDS. The terms of the subordinated debenture provide for semi-annual interest payments with the aggregate principal amount payable on March 16, 2001. This debenture is subordinate to certain outstanding indebtedness of the Company, including its existing bank debt and mortgages described below. In addition, a portion or all of the principal amount of the debenture may, at the option of the holder, be satisfied by issuance of the shares of Common Stock in accordance with the terms of the warrant.

         In December 1992, the Company acquired preclinical operations in France. Included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Notes"). The unpaid principal balance on the Notes as of December 31, 1996 of $5.0 million was paid-off in August 1997. In the third quarter, the Company refinanced this debt by obtaining a five year $5.0 million term loan from a large commercial bank, with the principal payable in quarterly installments beginning September 1998. Interest will be paid monthly over the life of the loan. This loan is secured by substantially all of the Company's domestic assets, including the capital stock of its subsidiaries. The Company was in default at December 31, 1997 under certain financial covenants set forth in the credit agreement with respect to this term loan. In the first quarter of 1998, the Company obtained a waiver of such default from the commercial bank which provided this term loan.

         In connection with its U.S. preclinical facility, in 1994 the Company secured (i) a $1.5 million 15-year mortgage with a bank and (ii) a $1.2 million 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are also secured by mortgages on the property acquired. As of December 31, 1997, the aggregate outstanding balance under these mortgages was approximately $2.3 million. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of December 31, 1997. Upon achievement of certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

         Capital Requirements. The Company anticipates that its future capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for drug development services from the pharmaceutical and biotechnology industries. In connection with the refinancing of the Notes (see " -- Debt"), the Company has quarterly cash requirements for the repayment of principal beginning September 1998, and monthly cash requirements for interest payments due throughout the five year term of the loan, as well as a requirement to comply with certain restrictive debt covenants. In addition, the Company will have semi-annual cash requirements beginning in 1998 for the payment of interest on the subordinated debenture issued in the MDS transaction. The Company believes that with its current financial resources it has the ability to meet its working capital requirements for the foreseeable future.

         The Company may, from time to time, consider funding its future capital requirements including retirement of or interest payments on current debt by issuing stock or other securities in public or private equity or debt financings. In the event that the Company seeks to issue stock or other securities, there can be no assurance that the Company will be able to issue such stock or other securities or that any financing will be available to the Company or that such offering or financing will be available on acceptable terms.

         In addition to the above, the Company's working capital and other capital requirements will depend on numerous factors, including among others: success in increasing the Company's revenues and managing its operations; maintaining its contractual relationship with its top customer; exchange rate fluctuations between the U.S. dollar and foreign currencies; capital expenditures for clinical and preclinical information system objectives; the level of Company resources devoted to management, marketing, information and data management capabilities and business and financial administration; technological advances; and the status of competitors; as well as the costs of potential future acquisitions, dispositions or strategic alliances described below.

         Additionally, the Company from time to time may engage in discussions regarding acquisitions, dispositions or strategic alliances. The Company may finance such an acquisition or alliance with its existing cash resources or by additional public or private debt or equity financings. In the event that the Company seeks to pursue any such acquisition or alliance requiring financing, there can be no assurance that any financing will be available to the Company or that such financing will be available on acceptable terms. Although the Company continually considers and evaluates potential acquisitions, dispositions or alliances and related opportunities for growth, it does not have any understandings, arrangements or agreements with respect to any such acquisitions, dispositions or alliances.

EXCHANGE RATE FLUCTUATIONS

         Approximately 63%, 68% and 63% of the Company's net revenues for 1997, 1996 and 1995, respectively, were derived from the Company's operations outside the United States. The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity.

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

         Due to its preclinical operations in France, the percentage of the Company's total revenues recorded in French Francs is significant. For the fiscal years 1997, 1996 and 1995, the French operations accounted for approximately 44%, 48% and 44% of the Company's revenues, respectively. Accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from the French preclinical operations. Based on the assumption that the French preclinical operations will continue to represent a significant portion of the business of the Company, the appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses due to the effect of such currency translation on the French preclinical operation's operating results; however, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the Company's revenues and an unfavorable impact on the Company's operating expenses. The net effect of such impact can not be predicted with certainty.

         For purposes of the Company's consolidated financial results, the results of operations of the French preclinical business denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                                    FRENCH FRANC       U.S. DOLLAR PER
                  PERIOD           PER U.S. DOLLAR       FRENCH FRANC
                  ------           ---------------     ---------------
                   1997                5.8364               .1713
                   1996                5.1187               .1954
                   1995                4.9850               .2006

The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal. As of March 9, 1998, the French Franc per U.S. dollar rate was 6.1235.

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

YEAR 2000

         The Company is currently taking steps to assess the Year 2000 issue from an internal, supplier and customer perspective. Although the Company believes at this time that neither the costs nor expenses of the Year 2000 issue will be material to the Company, the ultimate costs and expenses are currently unknown and such costs or the consequences of failure to correct any Year 2000 issues could have a material impact on Chrysalis' financial conditions, business or operations.

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

         Factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the degree of the Company's success in obtaining new contracts; the scope and duration of drug development trials; the loss or downsizing of, or delay in, existing drug development trials; the lengthening of the lead time to convert proposals into contracts and revenues; the Company's exposure to cost overruns under fixed-price contacts; the Company's dependence on certain clients, especially its largest client, and on the pharmaceutical and biotechnology industries; adverse trends in the regulatory environment, including health care reform measures; the Company's dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations; and the costs associated with integrating future acquired businesses. In addition, the Company's quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above in " -- Quarterly Results" as well as the costs associated with integrating the clinical and preclinical businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is set forth at pages F-1 through F-22 of the Consolidated Financial Statements contained in Part IV hereof.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

         None.


                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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


ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth in the Proxy Statement under the headings "Election of Directors -- Compensation Committee Interlocks and Insider Participation," "Election of Directors -- Compensation of Directors" and "Election of Directors -- Compensation of Executive Officers," which information is incorporated herein by reference (except for the Report of the Compensation Committee on Executive Compensation and the Comparative Stock Performance Graph).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Election of Directors -- Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading, "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   (1) and (2) Financial Statement and Financial Statement Schedules

               The responses to Items 14(a) (1) and (2) are set forth beginning at page F-1 of this Annual Report on Form 10-K.

               (3) Listing of Exhibits

               See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

         (b)   Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the fourth quarter.

         (c)      Exhibits

                  The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

         (d)      Financial Statement Schedules

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHRYSALIS INTERNATIONAL CORPORATION


                              By:/s/ John G. Cooper
                                 ------------------------------
                                 John G. Cooper
                                 Senior Vice President, Chief Financial Officer, Treasurer and Secretary

                                 Date:  March 27, 1998


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*Paul J. Schmitt              Chairman of the Board, President and            March 27, 1998
---------------------------   Chief Executive Officer (Principal
Paul J. Schmitt               Executive Officer), Director



/s/ John G. Cooper            Senior Vice President, Chief Financial          March 27, 1998
---------------------------   Officer, Treasurer and Secretary
John G. Cooper                (Principal Financial Officer and
                              Principal Accounting Officer)



*Jack Barbut                  Vice Chairman, President of Clinical            March 27, 1998
---------------------------   Services, Director
Jack Barbut


*J. Christian Jensen          President of International Services, Director   March 27, 1998
---------------------------
J. Christian Jensen

---------------------------   Director                                        March 27, 1998
Desmond H. O'Connell

*Photios T. Paulson           Director                                        March 27, 1998
---------------------------
Photios T. Paulson


*Barry T. Sherman             Director                                        March 27, 1998
---------------------------
Barry T. Sherman


*W. Leigh Thompson            Director                                        March 27, 1998
---------------------------
W. Leigh Thompson

*John G. Cooper, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and Directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ John G. Cooper                                                March 27, 1998
---------------------------------
John G. Cooper, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, ITEM 14(a) (1) AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1997

                       CHRYSALIS INTERNATIONAL CORPORATION

                               RARITAN, NEW JERSEY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................  F-3

Consolidated Balance Sheets - December 31, 1997 and 1996..................  F-4

Consolidated Statements of Operations -
  Years ended December 31, 1997, 1996 and 1995............................  F-5

Consolidated Statements of Stockholders' Equity -
  Years ended December 31, 1997, 1996 and 1995............................  F-6

Consolidated Statements of Cash Flows -
 Years ended December 31, 1997, 1996 and 1995.............................  F-7

Notes to Consolidated Financial Statements -
  December 31, 1997, 1996 and 1995 .......................................  F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Chrysalis International Corporation:


We have audited the accompanying consolidated balance sheets of Chrysalis International Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chrysalis International Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP
Princeton, New Jersey
March 4, 1998

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   1997        1996
                                                                 --------     -------
                                     ASSETS
Current assets
    Cash and cash equivalents                                    $  6,925      10,455
    Cash in escrow  (note 9)                                           --       4,550
    Short-term investments and marketable securities (note 2)          --       2,619
    Trade accounts receivable, net (note 3)                         9,669      10,788
    Prepaid expenses and other current assets                       1,916       1,433
                                                                 --------     -------
         Total current assets                                      18,510      29,845

Property and equipment, net (notes 6 and 10)                       15,127      15,963
Marketable debt securities (note 2)                                    --         396
Intangible assets, net (note 8)                                       805         953
Other assets                                                          338         326
Restricted cash (note 10)                                             460         460
                                                                 --------     -------

                                                                 $ 35,240      47,943
                                                                 ========     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings (note 9)                                  2,377      10,939
    Note payable - related party (note 14)                            291         299
    Current portion of long-term debt (note 10)                       768         180
    Accounts payable                                                3,204       3,386
    Accrued expenses (note 4)                                       5,567       8,273
    Deferred revenue                                                3,524       5,842
                                                                 --------     -------
         Total current liabilities                                 15,731      28,919

Long-term debt, excluding current portion (note 10)                 6,561       2,376
Deferred income taxes (note 13)                                     1,646       2,053
Other liabilities                                                     633       1,054
                                                                 --------     -------
         Total liabilities                                         24,571      34,402
                                                                 --------     -------

Stockholders' equity (notes 11 and 12):
    Serial preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares issued and outstanding             --          --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; issued and outstanding 11,430,764 in
       1997 and 11,359,721 in 1996                                    114         113
    Additional paid-in capital                                     57,768      57,498
    Translation adjustment                                           (536)        462
    Employee stock purchase loans                                     (86)        (86)
    Accumulated deficit                                           (46,591)    (44,541)
    Net unrealized gain on marketable securities                       --          95
                                                                 --------     -------
       Total stockholders' equity                                  10,669      13,541
                                                                 --------     -------

Commitments and contingencies (notes 15 and 17)
                                                                 $ 35,240      47,943
                                                                 ========     =======


See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS EXPECT PER SHARE AMOUNTS)

                                                  1997        1996        1995
                                                --------     -------     -------
Revenues:
  Service revenue                               $ 47,271      47,398      43,233
  Less:  Reimbursed costs                         (5,769)     (6,425)     (4,551)
                                                --------     -------     -------
     Net service revenue                          41,502      40,973      38,682

  License fees and other                             796         514         927
                                                --------     -------     -------
                                                  42,298      41,487      39,609
                                                --------     -------     -------

Operating expenses:
  Direct costs                                    29,217      27,313      27,691
  Research and development                           166         528       1,063
  General, administrative and marketing           12,416      10,942       9,631
  Depreciation and amortization                    2,699       2,780       2,907
  Business combination costs (note 5)                 --       3,649          --
                                                --------     -------     -------
                                                  44,498      45,212      41,292
                                                --------     -------     -------

        Loss from operations                      (2,200)     (3,725)     (1,683)
                                                --------     -------     -------

Other income (expense):
  Interest income                                    465       1,187         648
  Interest expense (notes 9 and 10)                 (769)     (1,445)     (1,515)
  Foreign currency gain (loss), net                   11         517        (292)
  Other (notes 15 and 17)                            683         483         524
                                                --------     -------     -------
                                                     390         742        (635)
                                                --------     -------     -------
  Loss before equity in net loss of Nextran,
    gain on sale of Nextran and income taxes      (1,810)     (2,983)     (2,318)

Equity in net loss of Nextran (note 7)                --          --       2,700

Gain on sale of Nextran, net of taxes of
  $200 (note 7)                                       --          --      17,266
                                                --------     -------     -------

         Income (loss) before income taxes        (1,810)     (2,983)     12,248

Income tax expense (benefit) (note 13)               240         477        (177)
                                                --------     -------     -------

         Net income (loss)                      $ (2,050)     (3,460)     12,425
                                                ========     =======     =======

Basic earnings (loss) per share                 $  (0.18)      (0.31)       1.12
                                                ========     =======     =======

Weighted average shares outstanding-Basic         11,396      11,307      11,143
                                                ========     =======     =======

Diluted earnings (loss) per share               $  (0.18)      (0.31)       1.06
                                                ========     =======     =======

Weighted average shares outstanding-Diluted       11,396      11,307      11,675
                                                ========     =======     =======


See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                             NET UNREALIZED
                                                                                                               GAIN (LOSS)
                                                                                        EMPLOYEE                    ON        TOTAL
                                                   ADDITIONAL                             STOCK                 MARKETABLE   STOCK-
                                           COMMON   PAID-IN    DEFERRED    TRANSLATION  PURCHASE   ACCUMULATED     DEBT     HOLDERS'
                                            STOCK   CAPITAL  COMPENSATION  ADJUSTMENT     LOAN       DEFICIT    SECURITIES   EQUITY
                                           ------  --------- ------------  ----------   --------   -----------  ----------   ------
Balance, December 31, 1994                   111    57,111       (104)          80        (99)      (53,506)        78       3,671
Issuance of 135,248 shares of common
  stock upon exercise of stock options
  (note 12)                                    1       124         --           --         --            --         --
                                                                                                                               125
Issuance of 14,563 shares of common
  stock pursuant  to 401(k) plan (note 16)    --        56         --           --         --            --         --
                                                                                                                                56
Amortization of deferred compensation
  (note 12)                                   --        --        104           --         --            --         --
                                                                                                                               104
Translation adjustment                        --        --         --          606         --            --         --         606
Cash received on employee stock
 purchase loan                                --        --         --           --          6            --         --           6
Decrease in net unrealized gain on
  marketable debt securities                  --        --         --           --         --            --         (1)         (1)
Net income                                    --        --         --           --         --        12,425         --      12,425
                                             ---    ------       ----         ----     ------       -------     ------     -------
Balance, December 31, 1995                   112    57,291         --          686        (93)      (41,081)        77      16,992
Issuance of 101,650 shares of common
  stock upon exercise of stock options
  and warrants (note 12)                       1       112         --           --         --            --         --         113
Issuance of 18,065 shares of common
  stock pursuant to 401(k) plan (note 16)     --        95         --           --         --            --         --
                                                                                                                                95
Translation adjustment                        --        --         --         (224)        --            --         --        (224)
Cash received on employee stock
 purchase loan                                --        --         --           --          7            --         --           7
Increase in net unrealized gain on
  marketable debt securities                  --        --         --           --         --            --         18          18
Net loss                                      --        --         --           --         --        (3,460)        --      (3,460)
                                             ---    ------       ----         ----     ------       -------     ------     -------
Balance, December 31, 1996                   113    57,498         --          462        (86)      (44,541)        95      13,541
Issuance of 26,006 shares of common
  stock upon exercise of stock options
  and warrants (note 12)                      --        82         --           --         --            --         --          82
Issuance of 45,037 shares of common
  stock pursuant to 401(k) plan (note 16)      1       188         --           --         --            --         --
                                                                                                                               189
Translation adjustment                        --        --         --         (998)        --            --         --        (998)
Decrease in net unrealized gain on
  marketable debt securities                  --        --         --           --         --           (95)       (95)
Net loss                                      --        --         --           --         --        (2,050)        --      (2,050)
                                                    ------       ----         ----     ------       -------     ------     -------
Balance, December 31, 1997                   114    57,768         --         (536)       (86)      (46,591)        --      10,669
                                             ===    ======       ====         ====     ======       =======     ======     =======

See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                    1997       1996       1995
                                                                                  --------    -------    -------
Cash flows from operating activities:
  Net income (loss)                                                               $ (2,050)    (3,460)    12,425
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Non-cash items:
         Depreciation and amortization                                               2,699      2,958      3,119
         Foreign currency transaction (gain) loss                                      (11)      (517)       292
         Deferred income tax benefit                                                  (306)       (37)      (535)
         Loss on disposal of property and equipment                                      4         12         43
         Amortization of premium on short and long-term investments                     --        195         54
         Non-cash charges                                                              188         96         56
         Equity in net loss of Nextran                                                  --         --      2,700
         Gain on sale of partnership interest in Nextran                                --         --    (17,266)
  Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                               207       (460)    (1,049)
         (Increase) decrease in prepaid expenses and other current assets             (461)       (22)       203
         Increase in other assets                                                      (68)      (179)      (126)
         Increase (decrease) in accounts payable                                        66        590     (1,659)
         Increase (decrease) in accrued expenses                                    (2,228)     2,271        621
         Increase (decrease) in deferred revenue                                    (1,847)        30         (9)
         Increase (decrease) in other liabilities                                     (212)       502         10
                                                                                  --------    -------    -------
                  Net cash provided by (used in) operating activities               (4,019)     1,979     (1,121)
                                                                                  --------    -------    -------

Cash flows from investing activities:
  Decrease in restricted cash                                                           --        317        947
  (Increase) decrease in cash in escrow                                              4,550     (4,550)        --
  Purchases of property and equipment                                               (3,281)    (1,815)    (1,160)
  Proceeds from disposal of property and equipment                                      --         73          6
  Purchases of intangible assets                                                       (22)       (31)       (18)
  Purchases of investments                                                              --     (5,409)    (2,055)
  Proceeds from maturities of investments                                            2,518      3,697      1,000
  Proceeds from sale of partnership interest in Nextran                                 --         --     18,000
                                                                                  --------    -------    -------
         Net cash provided by (used in) investing activities                         3,765     (7,718)    16,720
                                                                                  --------    -------    -------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                                2,398        660      1,899
  Payments on short-term borrowings                                                 (5,401)    (5,130)      (944)
  Proceeds from borrowings of long-term debt                                         5,000         --         --
  Principal payments on long-term debt                                              (5,203)    (1,014)      (719)
  Proceeds from stock options exercised and warrants issued                             82        113        125
  Payments received on employee stock purchase loans                                    --          7          7
  Increase in note payable - related party                                              --         17         20
                                                                                  --------    -------    -------
         Net cash provided by (used in) financing activities                        (3,124)    (5,347)       388
                                                                                  --------    -------    -------

Effect of exchange rate changes on cash                                               (152)       373       (218)
                                                                                  --------    -------    -------

Increase (decrease) in cash and cash equivalents                                    (3,530)   (10,713)    15,769

Cash and cash equivalents, beginning of year                                        10,455     21,168      5,399
                                                                                  --------    -------    -------

Cash and cash equivalents, end of year                                            $  6,925     10,455     21,168
                                                                                  ========    =======    =======

Supplemental disclosure of cash flow information Cash paid during the year for:
     Interest                                                                     $    769      1,005      1,450
     Income taxes                                                                    1,093         57      1,035
                                                                                  --------    -------    -------
   Noncash investing and financing activities:
     Unrealized gain on marketable debt securities                                $     --         95         77
                                                                                  --------    -------    -------


   In 1995, the Company entered into capital lease obligations for laboratory equipment in the amount of $60.

See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

         Chrysalis International Corporation, a Delaware Corporation incorporated in 1988, (the "Company" or "Chrysalis"), formerly DNX Corporation ("DNX"), is an international contract research organization ("CRO") providing a broad portfolio of integrated drug development services primarily to the pharmaceutical and biotechnology industries. This portfolio of drug development services includes transgenic discovery research, preclinical development and clinical capabilities that enable the Company to manage a comprehensive drug development program or a client's specific requirements. The Company generates substantially all of its revenues from its drug development services business and services more than 250 clients in 26 countries.

         On December 18, 1996, the Company issued 2,632,600 shares of Common Stock in connection with the acquisition (the "Acquisition") by the Company of all of the outstanding capital stock of, or equity interests in, BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation (collectively, the "BioClin Group"). This transaction was recorded using the "pooling-of-interests" method of accounting (note 5).

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

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Cash and cash equivalents and short-term investments:

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, corporate obligations and U.S. Government obligations and are carried at cost, which approximates market value. Short-term investments consist primarily of U.S. Government and corporate obligations which mature in one year or less. The Company has both the intent and ability to hold its investments until maturity, and accordingly, all investments are carried at amortized cost.

         The Company classifies its marketable debt securities into one or more of the following categories: held-to-maturity, trading or available-for-sale. All of the Company's marketable debt securities are foreign corporate debt securities and are classified as available-for-sale. Available-for-sale securities are recorded at fair market value and any unrealized gains or losses are recorded as part of stockholders' equity.

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

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income taxes:

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (FAS 109). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

Earnings (loss) per share:

         SFAS No. 128, "Earnings Per Share" (SFAS 128), was adopted by the Company on December 31, 1997. In accordance with the pronouncement, all prior year earnings per share data have been restated upon adoption to conform to the new standards. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes potentially dilutive securities, including stock options, and is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if convertible securities, stock options and potentially dilutive securities were converted into common stock resulting in the issuance of common stock. Accordingly, all prior period EPS data has been restated.

         In computing diluted earnings per share for the years ended December 31, 1997 and 1996, the denominator did not change from the computation of basic earnings per share, because the effect of including potential common shares in this calculation, would be antidilutive. If the effect on diluted earnings per share had not been antidilutive, the denominator would have increased by 339,000 and 561,000 shares for 1997 and 1996, respectively. This increase in shares represents the inclusion of stock options and warrants outstanding at December 31, 1997 and 1996 with an exercise price less then the average market price of Chrysalis' common stock during 1997 and 1996, respectively. In computing diluted earnings per share for the year ended December 31, 1995, the denominator was increased by 532,000, representing the dilution of stock options and warrants outstanding at December 31, 1995 with an exercise price less than the average market price for the Company's stock during 1995.

Foreign currency translation:

         The financial statements of the Company's European subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Substantially all assets and liabilities are translated at year-end exchange rates and income and expense items are translated at an average exchange rate. Exchange adjustments resulting from foreign currency transactions are generally recognized in operations, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Stock Option Plans:

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (note 12).

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

Reclassification:
         Certain amounts contained in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

New Accounting Pronoucements:

         The FASB has recently issued two new accounting standards, Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," and if adopted will be effective for periods presented after December 31, 1997. The Company is evaluating the effect of these new statements.


(2)  SHORT-TERM INVESTMENTS AND MARKETABLE DEBT SECURITIES

         Short-term investments at December 31, 1996 were $2,518,000.

         Marketable debt securities outstanding at December 31, 1996 are available for sale and are recorded in the accompanying consolidated balance sheets at fair value. The amortized cost, gross unrealized holding gains and fair value of available-for-sale foreign corporate debt securities as of December 31, 1996 were $402,000, $95,000 and $497,000, respectively.

         Maturities of corporate debt securities classified as available-for-sale as of December 31, 1996 were as follows:

                                      AMORTIZED          FAIR
                                        COST             VALUE
                                        ----             -----
                                            (IN THOUSANDS)
Due within one year                     $ 79              101
Due after one year through five years    323              396
                                        ----              ---
                                        $402              497
                                        ====              ===

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  TRADE ACCOUNTS RECEIVABLE

         Trade accounts receivable as of December 31, 1997 and 1996 consist of the following:

                                         1997      1996
                                        -------   ------
                                         (IN THOUSANDS)
Trade accounts receivable--billed       $ 6,500    7,217
Trade accounts receivable--unbilled       3,310    3,701
                                        -------   ------
                                          9,810   10,918
Less: allowance for doubtful accounts       141      130
                                        -------   ------
                                        $ 9,669   10,788
                                        =======   ======

         Trade accounts receivable--unbilled relates to revenues earned on commercial services when the related services have been rendered and costs incurred, but which were not billed to the customer as of the end of the reporting period. At December 31, 1997 and 1996, there were no prerequisites for billing such unbilled trade accounts receivable.

(4)  SUPPLEMENTAL BALANCE SHEET INFORMATION

         Accrued expenses as of December 31, 1997 and 1996 consist of the following:

                                              1997            1996
                                             ------          -----
                                                 (IN THOUSANDS)
Facilities costs                             $   --            155
Payroll and fringe benefits                   2,735          2,737
Professional fees                               120            245
Value-added taxes                               605            688
Income taxes                                    151            550
Interest                                         44            104
Investigator payment and contract expenses      575          1,532
Business combination costs                       44          1,380
Other                                         1,293            882
                                             ------          -----
                                             $5,567          8,273
                                             ======          =====

(5)  MERGER WITH THE BIOCLIN GROUP

         On December 18, 1996, the Company issued approximately 2.6 million shares of its common stock in exchange for all of the outstanding common stock of the BioClin Group. The merger was accounted for as a pooling-of-interests and accordingly, the Company's consolidated financial statements were restated to include the accounts and operations of the BioClin Group for all periods prior to the merger. Separate net revenue, net income (loss) and related earnings
(loss) per share amounts of the merged entities are presented in the following table. In addition, the table includes unaudited pro forma net income (loss) and earnings (loss) per share amounts which reflect the elimination of the nonrecurring business combination costs in 1996.

                                              1996         1995
                                            --------      -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)
Net revenue
         DNX                                $ 29,604       25,323
         BioClin Group                        11,883       14,286
                                            --------      -------
          Total                             $ 41,487       39,609
                                            ========      =======

Net income (loss)
         DNX                                $    474       12,566
         BioClin Group                          (285)        (141)
                                            --------      -------
         Proforma net income (loss)              189       12,425
         Merger costs                         (3,649)          --
                                            --------      -------
         Net income (loss), as reported     $ (3,460)      12,425
                                            ========      =======

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  MERGER WITH THE BIOCLIN GROUP, CONTINUED

                                        1996         1995
                                        ----         ----
Diluted Earnings (loss) per share
         As reported                  $  (0.31)      1.06
         Pro forma                        0.02       1.06

         In connection with the merger, $3.6 million of business combination costs and related expenses were incurred and expensed in the fourth quarter of 1996. The business combination costs and expenses primarily consisted of legal, accounting, and investment banking fees, expenses related to creating and promoting the new company name and other related expenses.


(6)  PROPERTY AND EQUIPMENT

         A summary of property and equipment as of December 31, 1997 and 1996 is as follows:

                                                           1997        1996
                                                           ----        ----
                                                            (IN THOUSANDS)
Land                                                      $   501        537
Buildings and improvements                                 11,620     12,492
Leasehold improvements                                        837        408
Laboratory equipment                                        7,497      7,683
Office and computer equipment, software and furniture       6,379      4,876
                                                          -------     ------
                                                           26,834     25,996
Less accumulated depreciation and amortization             11,707     10,033
                                                          -------     ------
                                                          $15,127     15,963
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

(8)  INTANGIBLE ASSETS

         Intangible assets consist of the following components at December 31, 1997 and 1996:

                                            1997       1996
                                            ----       ----
                                            (IN THOUSANDS)
Costs in excess of net assets acquired     $  983     1,139
Licensed technology                            61        61
Patent application costs                       91        69
                                           ------     -----
                                            1,135     1,269
Less accumulated amortization                 330       316
                                           ------     -----
                                           $  805       953
                                           ======     =====

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9)  SHORT-TERM BORROWINGS

         To support operations in France, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($1,700,000 at the exchange rates in effect on December 31, 1997). At December 31, 1997 and 1996 there were no outstanding borrowings under these credit facilities.

         The clinical business had line of credit arrangements with domestic and foreign banks totaling approximately $6,410,000 as of December 31, 1996. The amount outstanding under the line of credit arrangements amounted to approximately $5,939,000 as of December 31, 1996. The majority of these borrowings and credit arrangements were guaranteed by certain prior stockholders of the clinical business. One of the conditions of the closing of the Acquisition was the release of these guarantees. Therefore, in January 1997, the Company paid off the outstanding balances on the majority of these line of credit arrangements using the cash in escrow and established a new line of credit arrangement with a Swiss bank totaling $3,000,000. This line is secured by the clinical operation's trade accounts receivable and a guarantee by the Company. The amount outstanding under this line of credit was approximately $2,400,000 at December 31, 1997.

         At December 31, 1996, short-term borrowings included Promissory Notes of $5,000,000, issued in connection with the acquisition of the French preclinical business. In the third quarter of 1997, the Company refinanced this debt by obtaining a five year $5,000,000 term loan (note 10).


(10)  LONG-TERM DEBT

         Long-term debt consists of the following components at December 31, 1997 and 1996:

                                                                  1997       1996
                                                                  ----       ----
                                                                  (IN THOUSANDS)
Term loan with a large commercial bank bearing interest
  at the prime rate plus 1.0% (9.5% as of December 31, 1997)
  with interest payable monthly, and principal payable in
  quarterly installments beginning September 1998                $5,000        --
Mortgage with a commercial bank, bearing interest
  at the prime rate plus 1.5% (10% as of December 31,
1997) due in monthly installments through 2009                    1,348     1,410
Mortgage with a Pennsylvania state agency, bearing
  interest at 2%, due in monthly installments
  through 2009                                                      975     1,048
Equipment line of credit                                             --        16
Equipment loan with Pennsylvania state agency                        --        55
Obligation under capital lease                                        6        27
                                                                 ------     -----
                                                                  7,329     2,556
Less: Current portion                                               768       180
                                                                 ------     -----
                                                                 $6,561     2,376
                                                                 ======     =====

         Future principal maturities of long-term debt at December 31, 1997 are as follows:

                                               (IN THOUSANDS)
         1998                                        768
         1999                                      1,399
         2000                                      1,408
         2001                                      1,418
         2002                                        803
         Thereafter                                1,533
                                               ---------
                                               $   7,329
                                               =========

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(10)  LONG-TERM DEBT, CONTINUED

         In December 1992, the Company acquired preclinical operations in France. Included in the purchase price were promissory notes having an aggregate principal amount of $7,000,000 (the "Notes"). The unpaid principal balance on the Notes as of December 31, 1996 of $5,000,000 was paid-off in August 1997. In the third quarter, the Company refinanced this debt by obtaining a five year $5,000,000 term loan from a large commercial bank, with the principal payable in quarterly installments beginning September 1998. Interest will be paid monthly over the life of the loan. This loan is secured by substantially all of the Company's domestic assets, including the capital stock of its subsidiaries. The Company was in default at December 31, 1997 under certain financial covenants set forth in the credit agreement with respect to this term loan. In the first quarter of 1998, the Company obtained a waiver of such default from the commercial bank which provided this term loan.

         In connection with its U.S. facility, the preclinical business secured
(i) a $1,500,000, 15-year mortgage with a bank, which originally required cash collateral of $180,000, and (ii) a $1,200,000, 15-year mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are also secured by mortgages on the property acquired. As a result of achieving certain financial covenants, the cash collateral on the mortgage loan with the bank was released in 1995. The cash collateral on the mortgage with the Pennsylvania agency is classified as restricted cash as of December 31, 1997. If the Company achieves certain financial milestones, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

         In May 1994, the preclinical business obtained a $500,000 equipment loan from a Pennsylvania agency secured by certain of the equipment required in connection with the expansion of the preclinical business' United States operations. The unpaid principal balance on this loan was paid off in the third quarter of 1997.


(11)  STOCKHOLDERS' EQUITY

 Warrants:

         In 1994, in conjunction with a financial consulting and advisory arrangement, the Company issued a warrant to purchase 110,000 shares of Common Stock exercisable at $4.25 per share to the advisor. The warrant is currently exercisable and expires on December 31, 1998.


(12)  STOCK OPTION PLANS

         The Company maintains three stock incentive plans, the 1988 Stock Plan, the 1991 Stock Option Plan and the 1996 Stock Option Plan, (the Plans), which provide for the granting of options to officers, directors, employees and consultants at an option price which approximates the fair market value of such common shares at the date of grant as determined by the Board of Directors. The Plans provide for an aggregate of 2,460,250 options to be granted. The options are exercisable for a period of ten years after the date of grant and generally vest over a four-year period. The weighted average exercise price of the options granted under these plans was $3.91, $3.75 and $3.51 per share at December 31, 1997, 1996 and 1995, respectively.

         The weighted average fair values of stock options granted during 1997, 1996 and 1995 were $3.11, $2.77 and $1.97 per share respectively. Such fair values are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: in 1997, dividend yield of 0%; expected volatility of 66%; risk-free interest rates of 6.25%; and expected lives of 7 years. In 1996 and 1995, the assumptions were: dividend yield of 0%; expected volatility of 35%; risk-free interest rates of 7%; and expected lives of 7 years.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(12)  STOCK OPTION PLANS, CONTINUED

         The Company applies APB Opinion No. 25 in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                1997         1996         1995
                                ----         ----         ----
                                        (IN THOUSANDS)
         Net income (loss)
              As reported     $(2,050)     $(3,460)     $12,425
              Pro forma        (2,669)      (3,827)      12,282

         The pro forma net income (loss) reflects only the options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the option's vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

         A summary of activity under the Plans for the years ending December 31, 1997, 1996 and 1995 are as follows:

                                               COMMON STOCK OPTIONS
                                                    OUTSTANDING
                                                    -----------
                                            SHARES              PRICE PER SHARE
                                            ------              ---------------
Balance, December 31, 1994                 1,292,343           $   0.40 - 10.50

  Granted                                    557,475              3.00  -  4.38
  Exercised                                 (135,248)             0.40   - 2.50
  Canceled                                  (111,176)             0.40   - 6.25
                                           ---------

Balance, December 31, 1995                 1,603,394               0.40 - 10.50

  Granted                                    473,150              4.44   - 7.25
  Exercised                                 (101,650)             0.40   - 6.00
  Canceled                                   (50,131)             2.50   - 6.50
                                           ---------

Balance, December 31, 1996                 1,924,763               0.40 - 10.50
                                           ---------

  Granted                                    123,000              3.44   - 5.50
  Exercised                                  (26,006)             0.50   - 4.75
  Canceled                                   (96,582)             2.50   - 6.00
                                           ----------

Balance, December 31, 1997                 1,925,175               0.40  -10.50
                                           =========

Shares exercisable at December 31, 1997    1,379,023
                                           =========

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(13)  INCOME TAXES

         Income tax expense (benefit) attributable to the net income (loss) consists of the following during the years ended December 31, 1997, 1996 and 1995:

                      1997       1996      1995
                      ----       ----      ----
                            (IN THOUSANDS)
Current
  U.S. Federal        $  --        --       232
  State and local        --        --        --
  Foreign               756       514       326
                      -----      ----      ----
                        756       514       558
                      -----      ----      ----
Deferred
  U.S. Federal           --        --        --
  State and local        --        --        --
  Foreign              (516)      (37)     (535)
                      -----      ----      ----
                       (516)      (37)     (535)
                      -----      ----      ----
                      $ 240       477        23
                      -----      ====      ----

         Income tax expense (benefit) attributable to the net income (loss) for the years ended December 31, 1997, 1996 and 1995 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the income (loss) before income tax expense (benefit) as a result of the following:

                                                      1997        1996        1995
                                                      ----        ----        ----
                                                             (IN THOUSANDS)
Computed "expected" income tax expense (benefit)     $(615)     (1,014)      4,263
Increase (reduction) in income taxes resulting
  from:
  Change in the beginning-of-the-year balance
    of the valuation allowance  for Federal
    deferred tax assets allocated to income
    tax expense                                        326         206      (3,831)
  Nondeductible reorganization expenses                 --       1,241          --
  Foreign tax rate differential                        499          82        (394)
  Changes in enacted tax rates                          30          --          --
  Alternative minimum taxes                             --          --          32
  Other, net                                            --         (38)        (47)
                                                     -----      ------      ------

                                                     $ 240         477          23
                                                     -----      ------      ------

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(13)  INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                               1997          1996
                                                               ----          ----
                                                                (IN THOUSANDS)
Deferred tax assets:
  Retirement indemnities                                     $    192          243
  Other                                                           139          119
  Deferred revenue                                                288          971
  Accrued expenses                                                223          625
  Capitalized research and development costs                      643          436
  Net operating loss carryforwards                             13,547       12,657
  Tax credit carryforward                                       3,179        3,167
                                                             --------      -------
         Total gross deferred tax assets                       18,211       18,218
  Less valuations allowance                                    17,803       17,477
                                                             --------      -------
         Net deferred tax assets                                  408          741
                                                             --------      -------

Deferred tax liabilities:
  Property and equipment, principally due to allocation
    of the purchase price of the French operation and
    differences in depreciation and capitalized interest       (1,259)      (1,980)
  Other                                                          (387)        (512)
                                                             --------      -------
         Total gross deferred liabilities                      (1,646)      (2,492)
                                                             --------      -------

         Net deferred tax liability                          $ (1,238)      (1,751)
                                                             ========      =======

         The valuation allowance for deferred tax assets as of January 1, 1995 was $17,197,000. The net change in the total valuation allowance for the years ended December 31, 1997, 1996 and 1995 were (decreases) increases of $326,000, $280,000, and (3,424,000), respectively.

         At December 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $26,434,000 which are available to offset future Federal taxable income, if any, through 2012.

         The Company also has research and development tax credit carryforwards of approximately $3,012,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2011. The Company has alternative minimum tax credit carryforwards of approximately $164,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any. These tax credits have an unlimited carryforward period.


(14)  RELATED PARTY TRANSACTIONS

Note Payable - Related Party:

         As of December 31, 1997 and 1996, the Company owed approximately $291,000 and $299,000, respectively, to a relative of an officer and major shareholder. The note payable bears interest at a rate of 6.25% and is unsecured and due upon demand. Amounts outstanding as of December 31, 1997 and 1996 include accrued interest of approximately $17,000 and $66,000, respectively.

Indemnification by certain stockholders:

         Pursuant to the Acquisition agreement, certain stockholders indemnify the Company for certain named litigation costs. As a result of this indemnification, the Company has established a receivable due from the stockholders in the amount of $284,000 and $265,000 as of December 31, 1997 and 1996, respectively, payable in Common Stock at $5.0625 per share, the closing price at December 18, 1996.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(15)  COMMITMENTS AND CONTINGENCIES

         The Company leases office and laboratory facilities and equipment under various noncancellable operating lease agreements. Future minimum rental commitments for the next five years as of December 31, 1997 on the aforementioned operating leases are as follows:

                                                                    OPERATING
                                                                     LEASES
                                                                     ------
                                                                 (IN THOUSANDS)
1998                                                                $ 1,509
1999                                                                  1,305
2000                                                                    821
2001                                                                    373
2002                                                                     86
Thereafter                                                                1
                                                                    -------
Total minimum lease payments                                        $ 4,095
                                                                    =======

         Rental expense aggregated $1,493,000, $1,312,000, and $1,106,000 in
1997, 1996 and 1995, respectively.

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


(16)  EMPLOYEE BENEFITS

Pension Plans:

         The clinical business maintains a pension plan for its key management employees in Europe, one of whom is also a major shareholder. The plan provides benefits based upon age, years of service, and remuneration. The plan is an unfunded book reserve plan. Expenses for this plan totaled approximately $158,000, $104,000, and $172,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

         Most retirement benefits in France are paid out under the auspices of a government-sponsored defined contribution retirement plan. Under the terms of labor agreements, however, employees are entitled to an additional lump sum payment at retirement provided they are still employed by the preclinical French operation at their normal retirement date.

         Net periodic pension cost for 1997, 1996 and 1995 includes the following components:

                                                    1997     1996   1995
                                                    ----     ----   ----
                                                       (IN THOUSANDS)
Service costs-benefits earned during the period     $ 32      34     39
Interest cost on projected benefit obligation         26      25     27
Net amortization and deferral                        (18)     25     19
                                                    ----      --     --
         Net periodic pension cost                  $ 40      84     85
                                                    ====      ==     ==

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(16)  EMPLOYEE BENEFITS, CONTINUED


         The present value of benefit obligations and the funded status of the preclinical French operation's retirement indemnities recognized in the Company's consolidated balance sheets as of December 31, 1997 and 1996 are as follows:

                                                   1997    1996
                                                   ----    ----
                                                  (IN THOUSANDS)
Actuarial present value of accumulated benefit
  obligations (no amounts are vested)              $418     454
Additional amounts related to salary increases       38      30
                                                   ----     ---
  Total projected benefit obligation                456     484
                                                   ----     ---
Plan assets at fair value                            --      --
  Accrued pension cost                             $456     484
                                                   ====     ===

         Assumptions used in the actuarial computations for 1997, 1996 and 1995 are as follows:

                                       1997        1996        1995
                                      ------      ------      ------
Discount rate                           8.0%        6.0%        6.0%
Rate of compensation increases          2.0%        2.0%        3.0%

Profit-sharing of the operations in France:

         Profit-sharing is a requirement under French law. The payments are made to employees after a period of 5 years unless certain conditions are met and payment can be made earlier. During 1997, 1996 and 1995, profit sharing costs aggregated $199,000, $181,000 and $0, respectively.

Savings Plan:

         The Company has an employee savings plan ("Savings Plan"), that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective May 1, 1993, the Company amended the Savings Plan to provide for a Company match of 50% of each employee's contributions with newly issued common stock of the Company. For the years ended December 31, 1997, 1996 and 1995, the Company issued 45,037, 18,065 and 14,563 shares of common stock, respectively, to participants in the Savings Plan. Charges to operations for the years ended December 31, 1997, 1996 and 1995 aggregated $188,000, $95,000 and $56,000, respectively, under this plan.


(17)  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is involved in certain legal actions. In the opinion of management, based upon the advice of counsel, the resolution of these legal matters will not have a material effect upon the Company or its financial condition.

         In 1995, the Company terminated its relationship with the Virginia Commonwealth University (VCU), which performed Phase I and analytical services on behalf of the Company in the United States. The Company signed a settlement agreement with VCU in the third quarter of 1997, that was significantly less than the recorded liability. This action resulted in a book gain of $700,000, which was recorded in other income in the third quarter of 1997.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(18)  BUSINESS SEGMENT AND CUSTOMER INFORMATION

Business segment information:

         The Company operates in two geographic areas. Information on the Company's geographic operations is set forth in the table below.

                                         1997         1996          1995
                                         ----         ----          ----
                                                 (IN THOUSANDS)
Net revenues:
  North American operations            $ 15,520       13,165       14,719
  International operations               26,778       28,322       24,890
                                       --------      -------      -------
         Total net revenues            $ 42,298       41,487       39,609
                                       ========      =======      =======

Operating income (loss):
  North American operations            $   (838)        (381)        (294)
  International operations                 (255)       1,166         (493)
  General corporate                      (1,107)        (861)        (896)
  Special charge                             --       (3,649)          --
                                       --------      -------      -------
         Total operating loss          $ (2,200)      (3,725)      (1,683)
                                       ========      =======      =======

Identifiable assets:
  North American operations            $ 11,017        9,388       10,031
  International operations               19,839       24,129       24,616
  General corporate                       4,384       14,426       20,777
                                       --------      -------      -------
         Total identifiable assets     $ 35,240       47,943       55,424
                                       ========      =======      =======

Customer information:

         For the year ended December 31, 1997 net revenues from one customer aggregated approximately $9,537,000 or 23% of the Company's total net revenues. For the year ended December 31, 1996 net revenues from one customer aggregated approximately $5,021,000 or 12% of the Company's total net revenues. For the year ended December 31, 1995, net revenues from one customer aggregated approximately $6,408,000 or 16% of the Company's total net revenues.

         As described in note 17, in 1995 the Company terminated its relationship with VCU, which performed Phase I and analytical services on behalf of the Company in the United States. The combined statements of operations include net revenues related to these services in the amount of $3,465,000 in 1995.


 (19)  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, short-term investments, trade accounts receivable, accrued interest receivable, restricted cash, accounts payable, and accrued expenses:

         The carrying amount approximates fair value because of the short term maturity of these instruments.

Long-term debt:

         The carrying amount of long-term debt with variable interest rates approximates fair value due to its variable nature. The fair value of long-term debt with fixed interest rates is estimated on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of long-term debt with fixed interest rates aggregated $975,000 and $1,103,000 while the fair value approximated $605,000 and $642,000 as of December 31, 1997 and 1996, respectively.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(20)        SUBSEQUENT EVENT (UNAUDITED)

         On March 16, 1998, the Company issued, in exchange for $5,000,000 cash, a subordinated debenture and a warrant to purchase 2,000,000 shares of Common Stock for $2.50 per share to a wholly-owned subsidiary of MDS Inc. The terms of the subordinated debenture provide for semi-annual interest payments with the aggregate principal amount payable on March 16, 2001. The debenture is subordinate to certain outstanding indebtedness of the Company, including its existing bank debt and mortgages. In addition, a portion or all of the principal amount of the debenture may, at the option of the holder, be satisfied by issuance of the shares of Common Stock in accordance with the terms of the warrant.

                                  EXHIBIT INDEX


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

         (v)        *Employment Agreement between the Company and John G.
                    Cooper, dated May 29, 1996, is incorporated herein by reference to Exhibit 10(v) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         (vi) *Employment Agreement between the Company and Paul J. Schmitt, dated June 2, 1995, is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

         (vii) *Employment Agreement between the Company and John Christian Jensen, dated December 18, 1996, is incorporated herein by reference to Exhibit 10(vii) of the Company's Annual Report on Form 10-K for the fiscal year ended

                    December 31, 1996.

         (viii) *Employment Agreement between the Company and Dr. Jack Barbut, dated December 18, 1996, is incorporated herein by reference to Exhibit 10(viii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         (ix) *Consulting Agreement between the Company and Dr. Jack Barbut dated December 18, 1996, is incorporated herein by reference to Exhibit 10(ix) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

         (xvii) Warrant Agreement to Purchase Shares of Common Stock of the Company, as amended as of December 23, 1997, by and among the Company and Hambrecht & Quist Incorporated.

         (xviii) Agreement of Sale dated March 3, 1993 between Scranton Lackawanna Industrial Building Company and Pharmakon is incorporated herein by reference to Exhibit 10(xxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xix) Loan Agreement dated June 29, 1993 between First Eastern Bank, N.A. and Pharmakon is incorporated herein by reference to Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xx) Joint Venture Agreement, dated as of August 29, 1994 by and among DNX Biotherapeutics and Baxter Transplant Holdings, Inc. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxi) Asset Transfer Agreement, dated as of August 29, 1994 by and among the Company, DNX Biotherapeutics, Baxter Healthcare Corporation and Baxter Transplant Holdings, Inc is incorporated herein by reference to Exhibit 10(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxii) Guaranty Agreement (DNX), dated as of August 29, 1994 by and among the Company, Nextran, Baxter Transplant Holdings, Inc., and Baxter Healthcare Corporation is incorporated herein by reference to Exhibit 10(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxiii) Assignment and Assumption of Lease, dated August 29, 1994 by and among the Company, DNX Biotherapeutics, Inc. and Baxter Transplant Holdings, Inc. is incorporated herein by reference to Exhibit 10(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxiv)     Agreement, dated October 8, 1996, between the Company and
                    Nextran.

         (xxv)      Intentionally omitted

         (xxvi) Loan Agreement, dated as of October 3, 1994 by and between Scranton Lackawanna Industrial Building Company and The Pennsylvania Industrial Development Authority is incorporated herein by reference to Exhibit 10(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxvii) Promissory Note in the principal amount of $1,200,000, dated as of October 3, 1994, made by Scranton Lackawanna Industrial Building Company to the order of The Pennsylvania Industrial Development Authority is incorporated herein by reference to Exhibit 10(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxviii) Consent, Subordination and Assumption Agreement, effective as of October 3, 1994 by Pharmakon and Scranton Lackawanna Industrial Building Company in favor of The Pennsylvania Industrial Development Authority is incorporated herein by reference to Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxix) Loan Agreement, dated May 25, 1994 by and between Pharmakon and the Commonwealth of Pennsylvania, acting by and through the Department of

                    Commerce is incorporated herein by reference to Exhibit 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (xxx) Purchase Agreement, dated as of September 23, 1995, by and among Transplant Acquisition Inc., Baxter HealthCare Corporation, DNX Biotherapeutics, Inc. and DNX Corporation is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 31, 1995.

         (xxxi) Amendment No. 1 to Purchase Agreement, dated as of September 29, 1995, by and among Transplant Acquisition Inc., Baxter HealthCare Corporation, DNX Biotherapeutics, Inc. and DNX Corporation is incorporated herein by reference to Exhibit
                    2.2 of the Company's Current Report on Form 8-K filed on October 31, 1995.

         (xxxii) Merger Agreement, dated as of August 19, 1996, among DNX Corporation, DNX Acquisition Corporation, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen, Sherby N.V. and BioClin, Inc. is incorporated herein by reference to Exhibit
                    2.1 to the Current Report on Form 8-K filed by the Company on August 19, 1996.

         (xxxiii) Share Exchange Agreement, dated as of August 19, 1996, among DNX Corporation, Mr. Manfred Wissman, as Trustee, Dr. Gerald Rittershaus, as Employee Trustee, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen, Bettina Donhardt, Christine Dune-Kraatz, BioClin GmbH, Kilmer N.V. and BioClin Europe AG is incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 19, 1996.

         (xxxiv) Share Acquisition Agreement, dated as of August 19, 1996, among DNX Corporation, Dr. Gerald Rittershaus, as Trustee, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen and BioClin Institute of Clinical Pharmacology GmbH is incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on August 19, 1996.

         (xxxv) Term Loan and Security Agreement, dated as of August 29, 1997, among the Company , Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A.

         (xxxvi) Promissory Note in the principal amount of $5,000,000, dated August 29, 1997, made by the Company, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation and Chrysalis International Clinical Services Corporation, to the order of CoreStates Bank, N.A.

         (xxxvii) Security Agreement, dated August 29, 1997, among the Company, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A.

         (xxxviii)  Stock Pledge Agreement, dated August 29, 1997, between the
                    Company and CoreStates Bank, N.A.

         (xxxix) Collateral Assignment of Contracts, dated August 29, 1997, among the Company, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A.

         (xl) First Amendment to Term Loan and Security Agreement, dated September 24, 1997, among the Company, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A.


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