Form 10-Q
period 1998-03-31
CHRYSALIS INTERNATIONAL CORP
filed 1998-05-14
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.


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

Yes   /X/   No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


   Common Stock $0.01 par value           11,451,084 shares
                                          outstanding at May 1, 1998

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1. Financial Statements

   Consolidated Balance Sheets -
        March 31, 1998 (unaudited) and December 31, 1997                  3

   Unaudited Consolidated Statements of Operations -
        for the three months ended March 31, 1998 and 1997                4

   Unaudited Consolidated Statement of Stockholders' Equity -
        for the three months ended March 31, 1998                         5

   Unaudited Consolidated Statements of Cash Flows -
        for the three months ended March 31, 1998 and 1997                6

   Notes to Unaudited Consolidated Financial Statements                   7-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               9 - 20

Item 3. Quantitative and Qualitative Disclosure about
        Market Risks                                                      20


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                (in thousands except share and per share amounts)

               Assets                                          March 31, 1998     December 31, 1997
                                                               --------------     -----------------
                                                                 (unaudited)
Current assets
   Cash and cash equivalents                                      $ 10,688               6,925
   Trade accounts receivable, net                                    8,949               9,669
   Prepaid expenses and other current assets                         2,089               1,916
                                                                  --------             -------
      Total current assets                                          21,726              18,510

Property and equipment, net                                         14,792              15,127
Intangible assets, net                                                 786                 805
Other assets                                                           336                 338
Restricted cash                                                        460                 460
                                                                  --------             -------
                                                                  $ 38,100              35,240
                                                                  ========             =======
Liabilities and Stockholders' Equity

Current liabilities
   Short-term borrowings                                             2,824               2,377
   Note payable - related party                                        283                 291
   Current portion of long-term debt                                 1,075                 768
   Accounts payable                                                  3,124               3,204
   Accrued expenses                                                  5,659               5,567
   Deferred revenue                                                  3,304               3,524
                                                                  --------             -------
      Total current liabilities                                     16,269              15,731

Long-term debt, excluding current portion                            9,833               6,561
Deferred income taxes                                                1,436               1,646
Other liabilities                                                      639                 633
                                                                  --------             -------
      Total liabilities                                             28,177              24,571
                                                                  --------             -------

Stockholders' equity
   Serial preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares issued and outstanding               --                  --
   Common stock, $.01 par value, 20,000,000 shares
      authorized; issued and outstanding 11,451,084 in 1998
      and 11,430,764 in 1997                                           114                 114
   Additional paid-in capital                                       59,224              57,768
   Cumulative comprehensive loss                                      (736)               (536)
   Employee stock purchase loans                                       (86)                (86)
   Accumulated deficit                                             (48,593)            (46,591)
                                                                  --------             -------
      Total stockholders' equity                                     9,923              10,669
                                                                  --------             -------
   Commitments and contingencies
                                                                  $ 38,100              35,240
                                                                  ========             =======

See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                   Three months ended March 31, 1998 and 1997
                     (in thousands except per share amounts)

                                                       Three months ended March 31,
                                                         1998                 1997
                                                       --------             --------
Revenues:
      Service revenue                                  $ 11,308               11,482
      Less: Reimbursed costs                             (1,859)              (1,853)
                                                       --------             --------
         Net service revenue                              9,449                9,629
      License fees                                          224                  276
                                                       --------             --------
                                                          9,673                9,905
                                                       --------             --------
Operating expenses:
      Direct costs                                        7,702                7,022
      General, administrative and marketing               3,223                2,874
      Depreciation and amortization                         493                  638
                                                       --------             --------
                                                         11,418               10,534
                                                       --------             --------

                  Loss from operations                   (1,745)                (629)
                                                       --------             --------

Other income (expense):
      Interest income                                       127                  181
      Interest expense                                     (248)                (191)
      Other                                                  (7)                   4
                                                       --------             --------
                                                           (128)                  (6)
                                                       --------             --------
      Loss before income taxes                           (1,873)                (635)

Income tax expense                                          129                    9
                                                       --------             --------

                  Net loss                             $ (2,002)            $   (644)
                                                       ========             ========

Basic loss per share                                   $   (.18)            $   (.06)
                                                       ========             ========
Weighted average shares outstanding-Basic                11,431               11,372
                                                       ========             ========
Diluted loss per share                                 $   (.18)            $   (.06)
                                                       ========             ========
Weighted average shares outstanding-Diluted              11,431               11,372
                                                       ========             ========


See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholders' Equity
                        Three months ended March 31, 1998
                       (in thousands except share amounts)

                                                                                 Employee                           Total
                                                   Additional     Cumulative      stock                             stock-
                                      Common        paid-in      Comprehensive   purchase       Accumulated        holders'
                                       stock        capital          Loss          loan           deficit           equity
                                        ---          ------          ----           ---           -------           -------
Balance, December 31, 1997              114          57,768          (536)          (86)          (46,591)           10,669

Issuance of 115 shares
  of common stock upon
  exercise of stock options              --              --            --            --                --                --

Issuance of 20,205 shares
  of common stock pursuant
  to 401(k) plan                         --              56            --            --                --                56

Translation adjustment                   --              --          (200)           --                --              (200)

Issuance of 2,000,000 warrants
  convertible to common stock
  upon exercise                          --           1,400            --            --                --             1,400

Net loss                                 --              --            --            --            (2,002)           (2,002)
                                        ---          ------          ----           ---           -------           -------

Balance, March 31, 1998                 114          59,224          (736)          (86)          (48,593)            9,923
                                        ===          ======          ====           ===           =======           =======


See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997
                                 (in thousands)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                    1998              1997
                                                                                  --------           -------
Cash flows from operating activities:
   Net loss                                                                       $ (2,002)             (644)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Non-cash items:
         Depreciation and amortization                                                 493               638
         Deferred income tax expense (benefit)                                         129              (142)
         Gain on disposal of property and equipment                                      1                 1
         Amortization of warrant value                                                  20                --
         Noncash charges                                                                56                43
      Change in operating assets and liabilities:
         Decrease in accounts receivable                                               510               418
         Increase in prepaid expenses and other current assets                        (363)             (329)
         Increase in other assets                                                      (17)              (36)
         Decrease in accounts payable                                                  (22)              (83)
         Increase (decrease) in accrued expenses                                       247              (869)
         Decrease in deferred revenue                                                 (130)             (835)
         Increase (decrease) in other liabilities                                     (116)               24
                                                                                  --------           -------
               Net cash used in operating activities                                (1,194)           (1,814)
                                                                                  --------           -------
Cash flows from investing activities:
   Decrease in restricted cash                                                          --               (39)
   Purchase of property and equipment                                                 (427)             (855)
   Proceeds from disposal of property and equipment                                     (1)               --
   Purchases of intangible assets                                                       (4)               (1)
   Proceeds from maturities of short-term investments                                   --             7,068
                                                                                  --------           -------
               Net cash provided by (used in) investing activities                    (432)            6,173
                                                                                  --------           -------

Cash flows from financing activities:
   Principal payments on short-term borrowings                                          --            (4,393)
   Principal proceeds on short-term debt                                               557                --
   Principal payments on long-term debt                                                (37)              (36)
   Proceeds from issuance of long-term debt                                          5,000                --
   Proceeds from stock options exercised                                                --                51
                                                                                  --------           -------
               Net cash provided by (used in) financing activities                   5,520            (4,378)
                                                                                  --------           -------

Effect of exchange rate changes on cash                                               (131)             (237)
                                                                                  --------           -------

Increase (decrease) in cash and cash equivalents                                     3,763              (256)

Cash and cash equivalents, beginning of period                                       6,925            10,455
                                                                                  --------           -------

Cash and cash equivalents, end of period                                          $ 10,688            10,199
                                                                                  ========           =======

Supplemental disclosure of cash flow information
    Cash paid during the period  for:
      Interest                                                                    $    163               166
      Income taxes                                                                     108                29
                                                                                  --------           -------

See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1998


Note 1. Statement of Accounting Presentation

      In the opinion of Chrysalis International Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of March 31, 1998, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. The unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The information set forth in the accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      Interim results are not necessarily indicative of the results for the full year.

Note 2. Summary of Significant Accounting Policies

      Earnings per Share

      Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the quarter ended March 31, 1998 and 1997, the denominator did not change from the computation of basic earnings per share, because the effect of including potential common shares in this calculation, would be antidilutive. If the effect on diluted earnings per share had not been antidilutive, the denominator would have increased by 291,000 and 461,000 shares for the quarter ended March 31, 1998 and 1997, respectively. This increase in shares represents the inclusion of stock options and warrants outstanding at March 31, 1998 and 1997 with an exercise price less then the average market price of Chrysalis' common stock during the quarter ended March 31, 1998 and 1997, respectively.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 1998

Note 2. Summary of Significant Accounting Policies (Cont.)

      Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Components of comprehensive income include net income (loss) and all other nonowner changes in equity such as the change in the cumulative translation adjustment. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, Chrysalis has determined total comprehensive income (loss), would have been ($2,202,000) and ($79,000) for the three months ended March 31, 1998 and 1997, respectively. The Company's total comprehensive income represents net income (loss) plus the change in the cumulative translation adjustment equity account for the periods presented.


Note 3. MDS Financing

      On March 16, 1998, the Company issued, in exchange for $5,000,000 cash, a subordinated debenture and a warrant to purchase 2,000,000 shares of Common Stock for $2.50 per share to a wholly-owned subsidiary of MDS Inc ("MDS"). The terms of the subordinated debenture provide for semi-annual interest payments with the aggregate principal amount payable on March 16, 2001. The debenture is subordinate to certain outstanding indebtedness of the Company, including its existing bank debt and mortgages. In addition, a portion or all of the principal amount of the debenture may, at the option of the holder, be satisfied by issuance of the shares of Common Stock in accordance with the terms of the warrant. The Company will also incur non-cash charges to interest expense over the life of the debenture related to the amortization of the value of the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL SUMMARY

      The Company is an international contract research organization ("CRO") providing a broad range of integrated drug development services primarily to the pharmaceutical and biotechnology industries. This broad portfolio of drug development services includes transgenic discovery research, preclinical development and clinical capabilities that enable the Company to manage a comprehensive drug development program or a client's specific requirements. The Company utilizes its international expertise and experience in preclinical and clinical services to provide a coordinated approach for a client to transition its drug through various preclinical to clinical stages of development thereby minimizing certain delays which typically occur before a new drug is introduced to the market. In addition, the Company is the only CRO that is currently able to use its proprietary transgenic and licensed gene targeting technology to provide services for its clients that require transgenic animal models in order to determine the function of human genes and identify therapeutic targets implicated in disease and for the evaluation of therapeutic lead compounds for further development. The Company generates substantially all of its revenues from its drug development services and provides services for more than 250 clients in 26 countries.

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

      The Company's financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between non-U.S. currencies and the U.S. dollar will affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting the Company's financial results. For the three months ended March 31, 1998, approximately 62% of the Company's revenues were from operations outside the U.S. Approximately 38% of the Company's revenues for the quarter ended March 31, 1998 were from operations in France and denominated in French Francs; accordingly, fluctuations in the exchange rate between the French Franc and the U.S. dollar may have a material effect on the Company's operating results. See " -- Liquidity and Capital Requirements -- Exchange Rate Fluctuations."

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

      The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentration of business is not uncommon within the CRO industry. For the quarter ended March 31, 1998, the Company's top five customers accounted for approximately 44% of its combined net revenue. One customer accounted for approximately 21% of the Company's net revenue. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customer would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

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

DISCONTINUATION OF LARGE CLINICAL TRIAL

      The Company's largest client, a leading pharmaceutical company, notified the Company that it decided to change a clinical protocol and thereby delay a large clinical trial which was originally expected to begin during the fourth quarter of 1997. As a result, consistent with management's expectations, results during the first quarter of 1998 were negatively impacted. In April 1998, the Company was informed that the drug being developed in this trial will be out-licensed or co-developed with a partner. There can be no assurance that Chrysalis will be retained to assist in the further development of this drug. This event, coupled with the strategic decision to maintain clinical infrastructure utilized for this trial and improve the Company's ability to compete for other large global studies, will have a significant negative impact on the Company's results of operations for the remainder of 1998. Additionally, while the Company has recently obtained additional clients and contracts with long term potential, these contracts have lead times that will not result in significant revenue in the near term. As a result, these additional contracts are not sufficient over the near term to offset the significant loss created by the loss of the large clinical trial.

                              RESULTS OF OPERATIONS

REVENUES

      Revenues were $9,673,000 for the three months ended March 31, 1998 as compared to $9,905,000 for the same period in 1997. The Company generated approximately 62% of its revenues from operations outside of North America and, as a result, the Company experienced an unfavorable effect, amounting to approximately $442,000 for the first quarter of 1998 compared to the same period in 1997, from the currency translation of the European operations revenues from local currencies to U.S. dollars. See " -- Liquidity and Capital Requirements - Exchange Rate Fluctuations." After taking into account the impact of foreign currency translations, revenues for the first quarter of 1998 would have been approximately $10,115,000 as compared to $9,905,000 for the same period last year. The increase in revenues, as adjusted, was primarily the result of the following: (i) an increase in the clinical business including services provided under contracts with the Company's largest customer, and (ii) an increase in the Company's transgenic based services particularly those supporting functional genomics research programs. This increase was partially offset by a decrease in the preclinical business in Europe and North America.

      The Company's largest client, a leading pharmaceutical company, notified the Company that it decided to change a clinical protocol and thereby delay a large clinical trial which was originally expected to begin during the fourth quarter of 1997. As a result, consistent with management's expectations, revenues during the first quarter of 1998 were negatively impacted. In April 1998, the Company was informed that the drug being developed in this trial will be out-licensed or co-developed with a partner. There can be no assurance that Chrysalis will be retained to assist in the further development of this drug. While the Company has recently obtained additional clients and contracts with long term potential, these contracts have lead times that will not result in significant revenue in the near term. As a result, these additional contracts are not sufficient over the near term to offset the significant loss in revenues created by the loss of the large clinical trial.


OPERATING EXPENSES

      Direct costs were $7,702,000 or approximately 80% of net revenues for the three months ended March 31, 1998 and $7,022,000 or approximately 71% of net revenues for the same period in 1997. The increase in these costs for the three months ended March 31, 1998 as compared to the same period in 1997 was primarily due to (i) investments in clinical personnel and infrastructure to support the long-term business expansion strategy of the Company and to accommodate the large clinical trial with a leading pharmaceutical company which was discontinued in April 1998, and (ii) investments in personnel and infrastructure to support the growth in the Company's transgenic based services particularly those supporting functional genomics research programs. The increase in these costs as a percent of revenues is due to a base cost structure of personnel, facilities and related expenses which is capable of supporting a higher level of business than experienced during the first three months of 1998. Although the company has and may in the future implement certain cost reduction programs, the relationship of direct costs to revenues, expressed as a percentage, that was experienced in the first quarter of 1998, is expected to be relatively consistent throughout the rest of 1998, because the Company expects to maintain the majority of its recently expanded clinical infrastructure to better position the Company for long-term growth and to improve the Company's ability to compete for other large global studies.

      General, administrative and marketing expenses were $3,223,000 for the three months ended March 31, 1998 versus $2,874,000 for the same period 1997. The increase in expenses was primarily due to the increase in personnel and related costs for marketing and business development, strategic planning, information systems, general management and financial management activities.

      Depreciation and amortization expense decreased to $493,000 for the three months ended March 31, 1998 versus $638,000 for the same period last year. This decrease is the result of certain assets, associated with the Company's preclinical European business, that were fully depreciated by 1998.

OTHER INCOME (EXPENSE)

      Other income (expense) represented expense of $128,000 for the three months ended March 31, 1998 compared to expense of $6,000 for the same period last year. This increase in net expense for the three months ended March 31, 1998 as compared to the same period of 1997, is primarily the result of (i) a decrease in interest income earned in the first quarter of 1998 as a result of a decrease in average available cash and other investment balances, and (ii) an increase in interest expense in the first quarter of 1998 resulting from higher outstanding debt balances. The Company expects to report an increase in net interest expense, throughout the remainder of 1998, as a result of the above and the issuance of the subordinated debenture and warrants in the transaction with MDS. See " --Notes to Unaudited Consolidated Financial Statements - Note 3 - MDS Financing."

TAXES

      The Company's foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in such countries which in general may not be offset by losses from operations in other countries. As a result, the Company recorded provisions of $129,000 and $9,000, for the three months ended March 31, 1998 and 1997, respectively, primarily associated with the Company's French operations.

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

BACKLOG

      The Company reports backlog based on anticipated net revenues from uncompleted projects which have been authorized by the client, through a written contract or otherwise. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. In certain cases, the Company will commence work on a project prior to finalizing a letter of intent or contract. Contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Terminations or delays can result from a number of factors, many of which are beyond the Company's control. Delayed contracts remain in the Company's backlog pending determination of whether to continue, modify or cancel the contract.

      The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize net service revenue included in backlog. As of March 31, 1998, the Company's backlog was approximately $17.5 million compared to approximately $41 million at December 31, 1997. This decrease in backlog primarily reflects the cancellation of the large clinical trial See " -- General Summary Discontinuation of Large Clinical Trial."

QUARTERLY RESULTS

      The Company's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, termination of preclinical and clinical trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically subject to the control of the Company. Since a large amount of the Company's operating costs are relatively fixed while its revenues are subject to fluctuation, minor variations in the commencement, progress or completion of preclinical and clinical trials may cause significant variations in quarterly operating results. The Company expects second quarter 1998 results to be consistent with first quarter 1998 results. See " --General Summary-- Discontinuation of Large Clinical Trial."

      The following table presents unaudited quarterly operating results for each of the fiscal quarters of 1997 and the first quarter of 1998. In the opinion of the Company, this information has been prepared on the same basis as the audited consolidated financial statements of the Company and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.

                                                             QUARTER ENDED ($000'S EXCEPT PER SHARE DATA)
                                          ---------------------------------------------------------------------------------
                                                                            (UNAUDITED)
                                          March 31,         June 30,          Sept. 30,         Dec. 31,          March 31,
                                            1997              1997              1997              1997              1998
                                          --------           -------           -------           -------           -------
Net revenues                              $  9,905            10,145            10,623            11,624             9,673
Operating expenses:
     Direct costs                            7,022             7,101             7,423             7,838             7,702
     General, administrative &
          marketing                          2,874             2,976             3,123             3,442             3,223
     Depreciation & amortization               638               654               708               699               493
                                          --------           -------           -------           -------           -------
                                            10,534            10,731            11,254            11,979            11,418
Loss from operations                          (629)             (586)             (631)             (355)           (1,745)
Other income (expense):
     Interest income                           181               123                93                72               127
     Interest expense                         (191)             (165)             (206)             (213)             (248)
     Foreign currency gain                      --                --                --                11
     Other                                       4                (6)              692                (4)               (7)
                                          --------           -------           -------           -------           -------
                                                (6)              (48)              579              (134)             (128)
                                          --------           -------           -------           -------           -------
Loss before income taxes                      (635)             (634)              (52)             (489)           (1,873)
Income tax expense                               9                31                41               159               129
                                          --------           -------           -------           -------           -------
Net loss                                  $   (644)             (665)              (93)             (648)           (2,002)
                                          ========           =======           =======           =======           =======

Basic loss per share                      $  (0.06)          $ (0.06)          $ (0.01)          $ (0.06)          $ (0.18)
                                          ========           =======           =======           =======           =======
Diluted loss per share                    $  (0.06)          $ (0.06)          $ (0.01)          $ (0.06)          $ (0.18)
                                          ========           =======           =======           =======           =======
Shares used in computing
     per share amounts                      11,372            11,388            11,405            11,419            11,431
                                          ========           =======           =======           =======           =======

REVENUES BY BUSINESS AND GEOGRAPHIC REGION BY QUARTER

                                                  QUARTER ENDED ($000'S)
                         ---------------------------------------------------------------------
                                                      (UNAUDITED)
                         March 31,       June 30,       Sept. 30,       Dec. 31,       March 31,
                          1997            1997            1997            1997           1998
                         ------          ------          ------          ------          -----
Preclinical              $6,720           6,708           6,476           7,355          6,043
Clinical                  2,909           3,277           3,972           4,085          3,406
Licensing/Other             276             160             175             184            224
                         ------          ------          ------          ------          -----
Total                     9,905          10,145          10,623          11,624          9,673
                         ======          ======          ======          ======          =====

International             6,779           6,661           6,168           7,170          5,952
North America             2,850           3,324           4,280           4,270          3,497
Licensing/Other             276             160             175             184            224
                         ------          ------          ------          ------          -----
Total                    $9,905          10,145          10,623          11,624          9,673
                         ======          ======          ======          ======          =====

                       LIQUIDITY AND CAPITAL REQUIREMENTS


CASH RESERVES

      The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements, (ii) its cash reserves and (iii) its available lines of credit. As of March 31, 1998, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments, marketable debt securities and restricted cash) of $11,148,000. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. The Company's cash reserves increased by $3,763,000 during the first quarter of 1998 from the fourth quarter of 1997 primarily due to the following: (i) the receipt of $5,000,000 related to the subordinated debenture issued on March 16, 1998 (see " -- Liquidity and Capital resources -- Debt") partially offset by (ii) the funding of operating losses of approximately $1,194,000 and (iii) approximately $427,000 in capital expenditures.

DEBT
        The Company has a $3.0 million line of credit with a Swiss bank. As of March 31, 1998, the outstanding balance under this line of credit was approximately $2,824,000. This line is secured by the clinical operation's trade accounts receivable and a guarantee by the Company. Additionally, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($1.7 million at the exchange rate in effect on March 31, 1998). At March 31, 1998, there were no short-term borrowings outstanding under these facilities.

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

      In connection with the acquisition of the Company's preclinical operations in France, included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Notes"), of which $5.0 million remained outstanding as of December 31, 1996. In the third quarter of 1997, the Company refinanced this debt by obtaining a five year $5.0 million term loan from a large commercial bank, with the principal payable in quarterly installments beginning September 1998. Interest will be paid monthly over the life of the loan. This loan is secured by substantially all of the Company's domestic assets, including the capital stock of its subsidiaries. The Company was in default at December 31, 1997 under certain financial covenants set forth in the credit agreement with respect to this term loan and obtained a waiver of such default from the commercial bank which provided this term loan.

      In connection with its U.S. preclinical facility, the Company secured (i) a $1.5 million mortgage with a bank and, (ii) a $1.2 million mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans, due in monthly installments through 2009, are secured by mortgages on the property acquired. As of March 31, 1998 the aggregate outstanding balances under these mortgages was approximately $2,300,000. The cash collateral on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of March 31, 1998. Upon achievement of certain financial covenants, this $450,000 of cash collateral will be released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

CAPITAL REQUIREMENTS

      The Company anticipates that its capital requirements for the remainder of 1998 will include costs to maintain its operating infrastructure and investments to expand its transgenics business. The Company also anticipates that its long term capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for drug development services from the pharmaceutical and biotechnology industries. Additionally, in connection with the refinancing of the Notes (see " -- Debt"), the Company has quarterly cash requirements for the repayment of principal beginning September 1998, and monthly cash requirements for interest payments due throughout the five year term of the loan, as well as a requirement to comply with certain restrictive debt covenants. Furthermore, the Company will have semi-annual cash requirements in 1998 for the payment of interest on the subordinated debenture issued in the MDS transaction.

      In addition to the above, the Company's working capital and other capital requirements will depend on numerous factors, including among others: success in increasing the Company's revenues and managing its operations; maintaining its contractual relationship with its top customer(s); exchange rate fluctuations between the U.S. dollar and foreign currencies; investments for clinical and preclinical strategic business objectives; investment to support the growth in the Company's transgenic based services particularly those supporting functional genomics research programs; the level of Company resources devoted to management, marketing, information and data management capabilities and business and financial administration; technological advances; and the status of competitors; as well as the costs of potential future dispositions, acquisitions or strategic alliances described below.

      In order to satisfy its capital requirements the Company believes it will be required to obtain additional capital resources during 1998. The Company will seek to obtain its capital requirements by issuing stock or other securities in public or private equity or debt financings. In the event that the Company seeks to issue stock or other securities, there can be no assurance that the Company will be able to issue such stock or other securities or that any financing will be available to the Company or that such offering or financing will be available on acceptable terms. Additionally, the Company from time to time may engage in discussions regarding dispositions, acquisitions or strategic alliances. Although the Company continually considers and evaluates potential dispositions, acquisitions or alliances and related opportunities for growth, it does not have any understandings, arrangements or agreements with respect to any such dispositions, acquisitions or alliances. The Company will need to finance any such acquisition or alliance by additional public or private debt or equity financings.

In the event that the Company seeks to pursue any such acquisition or alliance requiring financing, there can be no assurance that any financing will be available to the Company or that such financing will be available on acceptable terms. In the event that any such financings, as described above, are not available so that the Company may obtain during 1998 sufficient capital resources to satisfy the Company's capital requirements, the Company will be in default on certain financial covenants related to its existing indebtedness.

EXCHANGE RATE FLUCTUATIONS

      Approximately 62% and 68% of the Company's net revenues for the quarters ended March 31, 1998 and 1997, respectively, were derived from the Company's operations outside the United States. The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity.

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

      Due to its preclinical operations in France, the percentage of the Company's total revenues recorded in French Francs is significant. For the quarters ended March 31, 1998 and 1997, the French operations accounted for approximately 38% and 48% of the Company's revenues, respectively. Accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from the French preclinical operations. Based on the assumption that the French preclinical operations will continue to represent a significant portion of the business of the Company, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the Company's revenues and an unfavorable impact on the Company's operating expenses due to the effect of such currency translation on the French preclinical operation's operating results; however, the appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses.

      For purposes of the Company's consolidated financial results, the results of operations of the French preclinical business denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                             French Franc        U.S. dollar per
         Period             per U.S. dollar       French Franc
         ------             ---------------       ------------
      1st quarter 1997          5.6038                .1785
      2nd quarter 1997          5.7831                .1729
      3rd quarter 1997          6.0838                .1644
      4th quarter 1997          5.8817                .1700

      1st quarter 1998          6.0948                .1641

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

YEAR 2000

    The Company is currently taking steps to assess the Year 2000 issue from an internal, supplier and customer perspective. Although the Company believes at this time that neither the costs nor the expenses of the Year 2000 issue will be material to the Company, the ultimate costs and expenses are currently unknown and such costs or the consequences of failure to correct any Year 2000 issues could have a material impact on Chrysalis' financial conditions, business or operations.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement shall be effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. This statement, by its nature, will not impact the Company's consolidated results of operations, financial position or cash flows.

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

    Factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the degree of the Company's success in obtaining new contracts; the scope and duration of drug development trials; the loss or downsizing of, or delay in, existing drug development trials; the lengthening of the lead time to convert proposals into contracts and revenues; the Company's exposure to cost overruns under fixed-price contacts; the Company's dependence on certain clients, especially its largest client, and on the pharmaceutical and biotechnology industries; adverse trends in the regulatory environment, including health care reform measures; the Company's dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations; and the costs associated with dispositions or integrating future acquired businesses. In addition, the Company's quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above in " -- Quarterly Results" as well as the costs associated with integrating the clinical and preclinical businesses.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

             Not required

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


      a.    Exhibits

            10.1  Note and Warrant Purchase Agreement effective March 16,
               1998, by and between Panlabs International, Inc. and Chrysalis International Corporation incorporated herein by reference to
               Exhibit 7.2 on Schedule 13D filed March 16, 1998 by MDS Inc.

            10.2  6% Subordinated Note of Chrysalis International Corporation
               dated March 16, 1998 incorporated herein by reference to Exhibit
               7.3 on Schedule 13D filed March 16, 1998 by MDS Inc.

            10.3  Warrant Agreement effective March 16, 1998 by and between
               Panlabs International, Inc. and Chrysalis International Corporation incorporated herein by reference to Exhibit 7.4 on
               Schedule 13D filed March 16, 1998 by MDS Inc.

            10.4  Standstill and Confidentiality Agreement effective March 16,
               1998, by and among Panlabs International, Inc. MDS Inc. and Chrysalis International Corporation incorporated herein by reference to Exhibit 7.5 on Schedule 13D filed March 16, 1998 by MDS Inc.

            10.5  Security Agreement delivered by Chrysalis International
               Corporation to Panlabs International, Inc., dated March 16, 1998 incorporated herein by reference to Exhibit 7.6 on Schedule 13D filed March 16, 1998 by MDS Inc.

            27    Financial Data Schedule


      b.    Reports on Form 8-K

            None.

                       CHRYSALIS INTERNATIONAL CORPORATION

                                   SIGNATURES


      The financial information furnished herein has not been audited. However in the opinion of management, all significant adjustments necessary for a fair presentation for the three month periods ended March 31, 1998 and 1997, have been included.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1998         CHRYSALIS INTERNATIONAL CORPORATION



                           /s/ John G. Cooper
                           ----------------------------------------------
                           John G. Cooper
                           Senior Vice President, Chief Financial Officer
                                and Treasurer
                           (Duly Authorized Officer and Chief
                                Accounting Officer)