Form 10-Q
period 1998-06-30
CHRYSALIS INTERNATIONAL CORP
filed 1998-08-14
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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

    Common Stock $0.01 par value                 11,481,776 shares
                                                 outstanding at August 7, 1998

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1. Financial Statements

     Consolidated Balance Sheets -
           June 30, 1998 (unaudited) and December 31, 1997                 3

     Unaudited Consolidated Statements of Operations -
           for the three and six months ended
                 June 30, 1998 and 1997                                    4

     Unaudited Consolidated Statement of Stockholders' Equity -
           for the six months ended June 30, 1998                          5

     Unaudited Consolidated Statements of Cash Flows -
           for the six months ended June 30, 1998 and 1997                 6

     Notes to Unaudited Consolidated Financial Statements                 7-8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9-22

Item 3. Quantitative and Qualitative Disclosure about Market
           Value                                                          22

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders                23-24

Item 6.  Exhibits and Reports on Form 8-K                                 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                (in thousands except share and per share amounts)

                        Assets                                       June 30, 1998     December 31, 1997
                        ------                                       -------------     -----------------
                                                                      (unaudited)

Current assets
    Cash and cash equivalents                                           $  8,716              6,925
    Trade accounts receivable, net                                        10,644              9,669
    Prepaid expenses and other current assets                              2,533              1,916
                                                                        --------           --------
         Total current assets                                             21,893             18,510

Property and equipment, net                                               15,259             15,127
Intangible assets, net                                                       788                805
Other assets                                                                 344                338
Restricted cash                                                              460                460
                                                                        --------           --------
                                                                        $ 38,744             35,240
                                                                        ========           ========
         Liabilities and Stockholders' Equity

Current liabilities
    Short-term borrowings                                                  3,105              2,377
    Note payable - related party                                             288                291
    Current portion of long-term debt                                      1,386                768
    Accounts payable                                                       3,602              3,204
    Accrued expenses                                                       5,977              5,567
    Deferred revenue                                                       4,608              3,524
                                                                        --------           --------
         Total current liabilities                                        18,966             15,731

Long-term debt, excluding current portion                                  9,600              6,561
Deferred income taxes                                                      1,462              1,646
Other liabilities                                                            660                633
                                                                        --------           --------
         Total liabilities                                                30,688             24,571
                                                                        --------           --------

Stockholders' equity
    Serial preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares issued and outstanding                  --                 --
    Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 11,481,776 in 1998
         and 11,430,764 in 1997                                              115                114
    Additional paid-in capital                                            59,280             57,768
    Cumulative comprehensive loss                                           (858)              (536)
    Employee stock purchase loans                                            (86)               (86)
    Accumulated deficit                                                  (50,395)           (46,591)
                                                                        --------           --------
         Total stockholders' equity                                        8,056             10,669
                                                                        --------           --------
    Commitments and contingencies
                                                                        $ 38,744             35,240
                                                                        ========           ========


See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                Three and six months ended June 30, 1998 and 1997
                     (in thousands except per share amounts)

                                                     Three months ended               Six months ended
                                                           June 30,                       June 30,
                                                    1998            1997            1998            1997
                                                  --------        --------        --------        --------

Revenues:
     Service revenue                              $ 11,719          11,491          23,027          22,973
     Less:  Reimbursed costs                        (1,629)         (1,506)         (3,489)         (3,359)
                                                  --------        --------        --------        --------
            Net service revenue                     10,090           9,985          19,538          19,614

     License fees                                      202             160             427             437
                                                  --------        --------        --------        --------
                                                    10,292          10,145          19,965          20,051
                                                  --------        --------        --------        --------

Operating expenses:
     Direct costs                                    8,112           7,101          15,814          14,123
     General, administrative and marketing           3,110           2,976           6,333           5,850
     Depreciation and amortization                     514             654           1,007           1,293
                                                  --------        --------        --------        --------
                                                    11,736          10,731          23,154          21,266

            Loss from operations                    (1,444)           (586)         (3,189)         (1,215)
                                                  --------        --------        --------        --------
Other income (expense):
     Interest income                                    56             123             183             303
     Interest expense                                 (420)           (165)           (668)           (357)
     Other                                              (5)             (6)            (12)             --
                                                  --------        --------        --------        --------
                                                      (369)            (48)           (497)            (54)
                                                  --------        --------        --------        --------

             Loss before income taxes               (1,813)           (634)         (3,686)         (1,269)

Income tax benefit (expense)                            11             (31)           (118)            (40)
                                                  --------        --------        --------        --------

             Net Loss                             $ (1,802)           (665)         (3,804)         (1,309)
                                                  ========        ========        ========        ========


Basic loss per share                              ($  0.16)       ($  0.06)       ($  0.33)       ($  0.12)
                                                  ========        ========        ========        ========

Weighted average shares outstanding-Basic           11,452          11,388          11,442          11,380
                                                  ========        ========        ========        ========

Diluted loss per share                            $  (0.16)       $  (0.06)       $  (0.33)       $  (0.12)
                                                  ========        ========        ========        ========

Weighted average shares outstanding-Diluted         11,452          11,388          11,442          11,380
                                                  ========        ========        ========        ========


See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statement of Stockholders' Equity
                         Six months ended June 30, 1998
                       (in thousands except share amounts)

                                                                                Employee                      Total
                                                Additional     Cumulative        stock                        stock-
                                    Common        paid-in     Comprehensive     purchase    Accumulated       holders'
                                     stock        capital          Loss           loan        deficit         equity

Balance December 31, 1997           $   114        57,768          (536)           (86)       (46,591)        10,669

Issuance of 2,864 shares
  of common stock upon
  exercise of stock options              --             1            --             --             --              1

Issuance of 48,148 shares
  of common stock pursuant
  to 401(k) plan                          1           111            --             --             --            112

Translation adjustment                   --            --          (322)            --             --           (322)

Issuance of 2,000,000 warrants
convertible to common stock
upon exercise                            --         1,400            --             --             --          1,400

Net loss                                 --            --            --             --         (3,804)        (3,804)
                                    -------       -------       -------        -------        -------        -------

Balance June 30, 1998               $   115        59,280          (858)           (86)       (50,395)         8,056
                                    =======       =======       =======        =======        =======        =======







See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                     Six months ended June 30, 1998 and 1997
                                 (in thousands)

                                                                                         Six months ended
                                                                                            June 30,
                                                                                    1998               1997
                                                                                    ----               ----

Cash flows from operating activities:
     Net loss                                                                     $ (3,804)            (1,309)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Non-cash items:

             Depreciation and amortization                                           1,007              1,293
             Deferred income tax expense (benefit)                                     118               (337)
             Loss (gain) on disposal of property and equipment                          --                  2
             Amortization of warrant value                                             137                 --
             Non-cash charges                                                          112                 91
        Change in operating assets and liabilities:
             Increase in accounts receivable                                        (1,129)              (421)
             Increase in prepaid expenses and other current assets                    (815)              (550)
             Increase in other assets                                                  (25)              (136)
             Increase in accounts payable                                              421                114
             Increase (decrease) in accrued expenses                                   515             (1,067)
             Increase (decrease) in deferred revenue                                 1,182             (1,114)
             Decrease in other liabilities                                             (72)              (254)
                                                                                  --------           --------
                     Net cash used in operating activities                          (2,353)            (3,688)
                                                                                  --------           --------

Cash flows from investing activities:
     Increase in restricted cash                                                        --                (38)
     Purchases of property and equipment                                            (1,238)            (1,572)
     Proceeds from disposal of property and equipment                                   --                  1
     Purchases of intangible assets                                                     (4)                (1)
     Proceeds from maturities of short-term investments                                 --              7,068
                                                                                  --------           --------
                     Net cash provided by (used in) investing activities            (1,242)             5,458
                                                                                  --------           --------

Cash flows from financing activities:
     Principal payments on short-term borrowings                                        --             (4,368)
     Principal proceeds on short-term borrowings                                       835                462
     Principal payments on long-term debt                                              (74)               (70)
     Proceeds from issuance of long-term debt                                        5,000                 --
     Proceeds from stock options exercised                                               1                 81
                                                                                  --------           --------
                     Net cash provided by (used in) financing activities             5,762             (3,895)
                                                                                  --------           --------

Effect of exchange rate changes on cash                                               (376)              (144)
                                                                                  --------           --------

Increase (decrease) in cash and cash equivalents                                     1,791             (2,269)

Cash and cash equivalents, beginning of period                                       6,925             10,455
                                                                                  --------           --------

Cash and cash equivalents, end of period                                          $  8,716           $  8,186
                                                                                  ========           ========

Supplemental disclosure of cash flow information
     Cash paid during the period for:
        Interest                                                                  $    327           $    323
        Income taxes                                                                   411                770
                                                                                  --------           --------

Non-cash investing activities:
        Unrealized loss on marketable securities                                  $     --           $    (95)
                                                                                  --------           --------


See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1998


Note 1.    Statement of Accounting Presentation

         In the opinion of Chrysalis International Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of June 30, 1998, and the consolidated results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. The unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The information set forth in the accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Interim results are not necessarily indicative of the results for the full year.

Note 2.    Summary of Significant Accounting Policies

         Loss per Share

         Loss per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997, the denominator did not change from the computation of basic loss per share, because the effect of including potential common shares in this calculation, would be antidilutive. If the effect on diluted earnings per share had not been antidilutive, the denominator would have increased by 186,000 and 359,000 shares for the three months ended June 30, 1998 and 1997, respectively, and by 188,000 and 411,000 shares for the six months ended June 30, 1998 and 1997, respectively. This increase in shares represents the inclusion of stock options and warrants outstanding at June 30, 1998 and 1997 with an exercise price less than the average market price of Chrysalis' common stock, par value $0.01 per share (the "Common Stock"), during the three and six month periods ended June 30, 1998 and 1997, respectively.

         Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Components of comprehensive income include net income (loss) and all other nonowner changes in equity such as the change in the cumulative translation

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 1998


Note 2.    Summary of Significant Accounting Policies (Cont.)

         Comprehensive Income (continued)

adjustment. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, total comprehensive income (loss), is ($1,924,000) and ($992,000) for the three months ended June 30, 1998 and 1997, respectively, and ($4,126,000) and ($2,201,000) for the six month periods ended June 30, 1998 and 1997, respectively. The Company's total comprehensive income represents net income (loss) plus the change in the cumulative translation adjustment equity account for the periods presented.

Note 3.    Stock Option Repricing

         In June 1998, the Company authorized the repricing of potentially 524,000 stock options, held by non-officer employees, under the Company's 1991 and 1996 Stock Option Plans. The repricing will exclude officers, directors, and all non-employee option holders. This repricing, with the agreement of the employee, will be a 2 for 1 exchange in option shares. One-half of these options will vest one year after the date of the agreement and the remaining one-half will vest daily for a period of one year beginning June 25, 1999.

Note 4.    Financing Alternatives

         The Company retained Vector Securities International, Inc. as its financial advisor to assist in evaluating financing transactions, including strategic partnerships and other strategic alternatives for the Company. The Company currently does not have any understandings, arrangements or agreements with respect to any such financing transaction, strategic partnership or other strategic alternative.

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

         On March 16, 1998, the Company issued a $5.0 million subordinated debenture to a wholly-owned subsidiary of MDS. As part of this transaction, the Company also issued a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share. In addition, the Company and MDS entered into a standstill agreement which, among other things, governs the ownership and acquisition of securities of the Company by MDS and its affiliates. As a part of this transaction, MDS and the Company will explore opportunities to pursue strategic alliances and other business opportunities with respect to their respective operations.

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

         The Company's financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between non-U.S. currencies and the U.S. dollar will affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting the Company's financial results. For the three and six month periods ended June 30, 1998, approximately 64% and 63%, respectively, of the Company's revenues were from operations outside the U.S. Approximately 46% and 42% of the Company's revenues for the three and six months ended June 30, 1998, respectively, were from operations in France and denominated in French Francs; accordingly, fluctuations in the exchange rate between the

French Franc and the U.S. dollar may have a material effect on the Company's operating results. See " -- Liquidity and Capital Requirements -- Exchange Rate Fluctuations."

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

         The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the work progresses. The Company's service contracts also contain certain provisions designed to address the negative impact on the Company's revenues and profitability as a result of non-controllable delays. These provisions, however, may not be included in all of the Company's service contracts. In any event, the Company attempts to negotiate reimbursement of certain fees whether or not such provisions are included in the service contract. The Company is not always successful in negotiating such reimbursement. The loss of or delay in a large contract or the loss of multiple contracts could adversely affect the Company's future revenues and profitability. In addition, termination or delay in the performance of a contract occurs for various reasons, including; but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug being tested, adverse patient reactions to the drug being tested, or the client's decision to not proceed with a particular trial.

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

         The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentration of business is not uncommon within the CRO industry. For the three and six month periods ended June 30, 1998, the Company's top ten customers accounted for approximately 62% and 55%, respectively, of its combined net revenue. Two customers accounted for 12% and 10% of the Company's combined net revenue for the three months ended June 30, 1998, and for the six months ended June 30, 1998, two customers accounted for approximately 15% and 12% of the Company's combined net revenue. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customer would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

         The Company has incurred expenses during the last year expanding its infrastructure, primarily in the clinical operations, to support global drug development capabilities and utilized management's resources primarily to communicate these expanded capabilities to its existing client base and the pharmaceutical and biotechnology industries. See -- "Discontinuation of Large Clinical Trial." As a result of these efforts, the Company believes it is capable of supporting higher revenues. However, the Company's future operating results will be contingent upon successfully utilizing this expanded infrastructure which will require the Company to convert proposals into contracts and revenues. There can be no assurance that the Company will be able to successfully utilize its expanded clinical infrastructure or that proposals will be converted into revenues in a timely manner. The Company's ability to utilize its expanded infrastructure into future operating results may also be affected by factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, and the termination of preclinical and clinical trials, all of which may be beyond the control of the Company. See " -- Quarterly Results."

DISCONTINUATION OF LARGE CLINICAL TRIAL

         One of the Company's largest clients, a leading pharmaceutical company, notified the Company that it decided to change a clinical protocol and thereby delay a large clinical trial which was originally expected to begin during the fourth quarter of 1997. As a result, consistent with management's expectations, results during the first half of 1998 were negatively impacted. In April 1998, the Company was informed that the drug being developed in this trial will be out-licensed or co-developed with a partner. There can be no assurance that Chrysalis will be retained to assist in the further development of this drug. This event, coupled with the strategic decision to maintain clinical infrastructure utilized for this trial and improve the Company's ability to compete for other large global studies, will have a significant negative impact on the Company's results of operations for the remainder of 1998. Additionally, while the Company has recently obtained additional clients and contracts with long term potential, this will not result in significant revenue in the near term. As a result, these additional contracts are not sufficient over the near term to offset the significant loss created by the loss of the large clinical trial.

                              RESULTS OF OPERATIONS

REVENUES

         Revenues were $10,292,000 for the three months ended June 30, 1998 as compared to $10,145,000 for the same period in 1997. For the six month period ended June 30, 1998, revenues were $19,965,000 as compared to $20,051,000 for the same period in 1997. For the three and six month periods ended June 30, 1998, the Company generated approximately 64% and 63%, respectively, of its revenues from operations outside of the U.S. As a result, the Company experienced an unfavorable effect, amounting to approximately $262,000 and $718,000 for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997, from the currency translation of the European operations from local currencies to U.S. dollars. See " -- Liquidity and Capital Requirements - Exchange Rate Fluctuations." The increase in revenues for the three months ended June 30, 1998, as adjusted for foreign currency fluctuations, as compared to the same period in 1997, was primarily the result of the following: (i) an increase in the Company's transgenic based services particularly those supporting functional genomics research programs and (ii) an increase in preclinical business in North America and Europe. These increases were partially offset by a decrease in the clinical business resulting primarily from (i) the completion of a large global clinical study with one of the Company largest customers, in the second quarter of 1998 and (ii) the cancellation of a large clinical trial in April 1998. The increase in revenues for the six months ended June 30, 1998, as adjusted for foreign currency fluctuations, as compared to the same period in 1997, was primarily the result of the following: (i) an increase in the Company's transgenic based services particularly those supporting functional genomics research programs and (ii) an increase in clinical business in Europe, including services provided under contracts with one of the Company's largest customers. These increases were partially offset by a decrease in the clinical business in North America and in the preclinical business.

         One of the Company's largest clients, a leading pharmaceutical company, notified the Company that it decided to change a clinical protocol and thereby delay a large clinical trial which was originally expected to begin during the fourth quarter of 1997. As a result, consistent with management's expectations, revenues during the first half of 1998 were negatively impacted. In April 1998, the Company was informed that this trial will be discontinued until the drug being developed is out-licensed or co-developed with a partner. There can be no assurance that Chrysalis will be retained to assist in the further development of this drug. While the Company has recently obtained additional clients and contracts with long term potential, this will not result in significant revenue in the near term. As a result, these additional contracts are not sufficient over the near term to offset the significant loss in revenues created by the loss of the large clinical trial.

OPERATING EXPENSES

         Direct costs were $8,112,000 or 79% of net revenues for the three months ended June 30, 1998 and $7,101,000 or 70% of net revenues for the same period in 1997. For the six months ended June 30, 1998, direct costs were $15,814,000 or 79% of net revenue and $14,123,000 or 70% of net revenues for the same period in 1997. Excluding the impact of foreign currency translations, the increase in direct costs for the three and six month periods ended June 30, 1998, as compared to the same period last year, would have been $1,208,000 and $2,238,000, respectively. This increase in direct costs for the three and six month periods ended June 30, 1998 as compared to the same period in 1997 was primarily due to (i) investments in clinical personnel and infrastructure to support the long-term business expansion strategy of the Company and to accommodate the large clinical trial with a leading pharmaceutical company which was discontinued in April 1998, and (ii) investments in personnel and infrastructure to support the growth in the Company's transgenic based services particularly those supporting functional genomics research programs. The increase in these costs, as a percent of revenues, is due to a base cost structure, primarily in the clinical business, of personnel, facilities and related expenses which is capable of supporting a higher level of business than experienced during the first half of 1998. Although the Company has and may in the future implement certain cost reduction programs, the relationship of direct costs to revenues, expressed as a percentage, that was experienced in the first half of 1998, is expected to be relatively consistent throughout the remainder of 1998, because the Company expects to maintain the majority of its recently expanded clinical infrastructure to better position the Company for long-term growth and to improve the Company's ability to compete for global studies.

         General, administrative and marketing expenses were $3,110,000 for the three months ended June 30, 1998 versus $2,976,000 for the same period in 1997. For the six month periods ended June 30, 1998 and 1997, general, administrative and marketing expenses were $6,333,000 and $5,850,000, respectively. Excluding the impact of foreign currency translations, the increase in general, administrative and marketing expenses for the three and six month periods ended June 30, 1998, as compared to the same period last year, would have been approximately $206,000 and $665,000, respectively. This increase in expenses for the three and six month periods was primarily due to the increase in personnel and related costs for marketing and business development, strategic planning, information systems and general management.

         Depreciation and amortization expense decreased to $514,000 for the three months ended June 30, 1998 as compared to $654,000 for the same period last year. For the six months ended June 30, 1998 depreciation and amortization expense decreased to $1,007,000 as compared to $1,293,000 for the same period last year. This decrease is the result of certain assets, associated with the Company's preclinical European business, that were fully depreciated by 1998.

OTHER INCOME (EXPENSE)

         Other income (expense) represented expense of $369,000 for the three months ended June 30, 1998 compared to $48,000 for the same period last year. For the six month period ended June 30, 1998, other income (expense) represented expense of $497,000 compared to $54,000 for the same period in 1997. The increase in expense for 1998 as compared to 1997 is primarily the result of (i) a decrease in interest income earned in the first half of 1998 as a result of a decrease in average available cash and other investment balances, and (ii) an increase in interest expense in the first half of 1998 resulting from higher outstanding debt balances and the amortization of the warrants associated with the subordinated debenture in the transaction with MDS.

TAXES

         The Company's foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in such countries which in general may not be offset by losses from operations in other countries. The Company recorded a net benefit of $11,000 compared to a provision of $31,000, for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the Company recorded net provisions of $118,000 and $40,000, respectively. These provisions are primarily associated with the Company's French operations.

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

         The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize net service revenue included in backlog. As of June 30, 1998, the Company's backlog was approximately $16 million compared to approximately $41 million as of December 31, 1997. This decrease in backlog primarily reflects the cancellation of the large clinical trial. See " -- General Summary - Discontinuation of Large Clinical Trial."

QUARTERLY RESULTS

         The Company's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, termination of preclinical and clinical trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically subject to the control of the Company. Since a large amount of the Company's operating costs are relatively fixed while its revenues are subject to fluctuation, minor variations in the commencement, progress or completion of preclinical and clinical trials may cause significant variations in quarterly operating results. The Company expects the results of the second half of 1998 to be comparable with the results of the first six months of 1998. See " -- General Summary Discontinuation of Large Clinical Trial."

         The following table presents unaudited quarterly operating results for each of the fiscal quarters beginning June 30, 1997 through June 30, 1998. In the opinion of the Company, this information has been prepared on the same basis as the audited consolidated financial statements of the Company and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.

                                                                QUARTER ENDED ($000'S EXCEPT PER SHARE DATA)
                                                -----------------------------------------------------------------------
                                                                             (UNAUDITED)
                                                June 30,        Sept. 30,       Dec. 31,       March 31,       June 30,
                                                  1997             1997           1997            1998           1998
                                                  ----             ----           ----            ----           ----

Net revenues                                    $ 10,145          10,623          11,624           9,673         10,292
Operating expenses:
     Direct costs                                  7,101           7,423           7,838           7,702          8,112
     General, administrative &
         marketing                                 2,976           3,123           3,442           3,223          3,110

           Depreciation & amortization               654             708             699             493            514
                                                --------        --------        --------        --------       --------
                                                  10,731          11,254          11,979          11,418         11,736
Loss from operations                                (586)           (631)           (355)         (1,745)        (1,444)
Other income (expense):
     Interest income                                 123              93              72             127             56
     Interest expense                               (165)           (206)           (213)           (248)          (420)
     Foreign currency gain                            --              --              11              --             --
     Other                                            (6)            692              (4)             (7)            (5)
                                                --------        --------        --------        --------       --------
                                                     (48)            579            (134)           (128)          (369)
                                                --------        --------        --------        --------       --------
Loss before income taxes                            (634)            (52)           (489)         (1,873)        (1,813)
Income tax expense (benefit)                          31              41             159             129            (11)
                                                --------        --------        --------        --------       --------
Net loss                                        $   (665)            (93)           (648)         (2,002)        (1,802)
                                                ========        ========        ========        ========       ========

Basic loss per share                            $  (0.06)       $  (0.01)       $  (0.06)       $  (0.18)      $  (0.16)
                                                ========        ========        ========        ========       ========
Diluted loss per share                          $  (0.06)       $  (0.01)       $  (0.06)       $  (0.18)      $  (0.16)
                                                ========        ========        ========        ========       ========
Shares used in computing
     per share amounts                            11,388          11,405          11,419          11,431         11,452
                                                ========        ========        ========        ========       ========

REVENUES BY BUSINESS AND GEOGRAPHIC REGION BY QUARTER

                                                 QUARTER ENDED ($000'S)
                       ----------------------------------------------------------------------------
                                                       (UNAUDITED)
                       June 30,        Sept. 30,         Dec. 31,         March 31,        June 30,
                         1997             1997             1997             1998             1998
                         ----             ----             ----             ----             ----

Preclinical            $ 6,708            6,476            7,355            6,043            7,466
Clinical                 3,277            3,972            4,085            3,406            2,624
Licensing                  160              175              184              224              202
                       -------          -------          -------          -------          -------
Total                   10,145           10,623           11,624            9,673           10,292
                       =======          =======          =======          =======          =======

International            6,661            6,168            7,170            5,952            6,554
North America            3,324            4,280            4,270            3,497            3,536
Licensing                  160              175              184              224              202
                       -------          -------          -------          -------          -------
Total                  $10,145           10,623           11,624            9,673           10,292
                       =======          =======          =======          =======          =======

                       LIQUIDITY AND CAPITAL REQUIREMENTS

CASH RESERVES

         The Company finances its operations and activities by relying on (i) its operating activities for its working capital requirements, (ii) its cash reserves and (iii) its available lines of credit. As of June 30, 1998, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments, marketable debt securities and restricted cash) of $9,176,000. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. The Company's cash reserves increased by $1,791,000 during the first six months of 1998 from the fourth quarter of 1997 primarily due to the following: (i) the receipt of $5,000,000 related to the subordinated debenture issued on March 16, 1998 (see " -- Debt") partially offset by (ii) the funding of operating losses of approximately $2,353,000 and (iii) approximately $1,238,000 in capital expenditures.

DEBT

         The Company has a working line of credit with a Swiss bank. As of June 30, 1998, the outstanding balance under this line of credit was approximately $3,105,000. This line is secured by the clinical operation's trade accounts receivable and a guarantee by the Company. Additionally, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of
10.5 million French Francs ($1.7 million at the exchange rate in effect on June 30, 1998). At June 30, 1998, there were no short-term borrowings outstanding under these facilities.

         On March 16, 1998, the Company issued, in exchange for $5,000,000 cash, a subordinated debenture and a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share, to a wholly-owned subsidiary of MDS. The terms of the subordinated debenture provide for semi-annual interest payments with the aggregate principal amount payable on March 16, 2001. This debenture is subordinate to certain outstanding indebtedness of the Company, including its existing bank debt and mortgages. In addition, a portion or all of the principal amount of the debenture may, at the option of the holder, be satisfied by issuance of the shares of Common Stock in accordance with the terms of the warrant.

         In connection with the acquisition of the Company's preclinical operations in France, included in the purchase price were promissory notes having an aggregate principal amount of $7.0 million (the "Notes"), of which $5.0 million remained outstanding as of December 31, 1996. In the third quarter of 1997, the Company refinanced this debt by obtaining a five year $5.0 million term loan from a large commercial bank, with the principal payable in quarterly installments beginning September 1998. Interest will be paid monthly over the life of the loan. This loan is secured by substantially all of the Company's domestic assets, including the capital stock of its subsidiaries. The Company was in default at December 31, 1997 under certain financial covenants set forth in the credit agreement with respect to this term loan and obtained a waiver of such default from the commercial bank which provided this term loan. See " -- Capital Requirements."

         In connection with its U.S. preclinical facility, the Company secured
(i) a $1.5 million mortgage with a bank and, (ii) a $1.2 million mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans, due in monthly installments through 2009, are secured by mortgages on the property acquired. As of June 30, 1998 the aggregate outstanding balances under these mortgages was approximately $2,250,000. The cash collateral of $450,000 on the mortgage loan with the Pennsylvania agency is classified as restricted cash as of June 30, 1998. As a result of satisfying certain financial covenants, this $450,000 of cash collateral was released in July 1998. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

CAPITAL REQUIREMENTS

         The Company anticipates that its capital requirements for the remainder of 1998 will include costs to maintain its operating infrastructure and investments to expand its transgenics business. The Company also anticipates that its long term capital requirements may include investment for expansion of its operating infrastructure to meet anticipated increased demand for drug development services from the pharmaceutical and biotechnology industries. Additionally, in connection with the refinancing of the Notes (see " -- Debt"), the Company has quarterly cash requirements for the repayment of principal beginning September 1998, and monthly cash requirements for interest payments due throughout the five year term of the loan, as well as a requirement to comply with certain restrictive debt covenants. Furthermore, the Company will have semi-annual cash requirements beginning in 1998 for the payment of interest on the subordinated debenture issued in the MDS transaction.

         In addition to the above, the Company's working capital and other capital requirements will depend on numerous factors, including among others: success in increasing the Company's revenues and managing its operations; maintaining its contractual relationship with its clients; particularly its top customer(s); exchange rate fluctuations between the U.S. dollar and foreign currencies; investments for clinical and preclinical strategic business objectives; investment to support the growth in the Company's transgenic based services, particularly those supporting functional genomics research programs; the level of Company resources devoted to management, marketing, information and data management capabilities and business and financial administration; technological advances; and the status of competitors; as well as the costs and timing of potential financing transactions, dispositions, strategic partnerships or other strategic alternatives described below.

         In order to satisfy its capital requirements the Company believes it will be required to obtain additional capital resources during the remainder of 1998. The Company may seek to obtain its capital requirements by issuing stock or other securities in public or private equity or debt financings. In the event that the Company seeks to issue stock or other securities, there can be no assurance that the Company will be able to issue such stock or other securities or that any financing will be available to the Company or that such offering or financing will be available on acceptable terms. Additionally, the Company retained Vector Securities International, Inc. as its financial advisor to assist in evaluating financing transactions, strategic partnerships and other strategic alternatives. Although the Company is considering and evaluating such financing transactions, dispositions, strategic partnerships and other strategic alternatives, it currently does not have any understandings, arrangements or agreements with respect to any such financing transactions, dispositions, strategic partnerships or other strategic alternatives. The Company may need to finance any such strategic partnership or strategic alternative by additional public or private debt or equity financings. In the event that the Company seeks to pursue any such financing transactions, strategic partnerships or other strategic alternatives requiring financing, there can be no assurance that any financing will be available to the Company or that such financing will be available on acceptable terms. In the event that any such financing transaction, disposition, strategic partnership or other strategic alternative, as described above, is not available so that the Company may obtain during the third quarter of 1998 sufficient capital resources to satisfy the Company's capital requirements, the Company will be in default on certain financial covenants related to its existing indebtedness. The Company has had discussions with the bank, regarding the impact and timing of such future financings, as described above, on the existing indebtedness. In addition, the Company has had and will continue to have discussions with the bank regarding a waiver of potential default on certain financial covenants related to its indebtedness. Based on these discussions, the Company believes, during the third quarter of 1998, it will be able to obtain a waiver of such certain financial covenants.


EXCHANGE RATE FLUCTUATIONS

         Approximately 64% and 66% of the Company's net revenues for the quarters ended June 30, 1998 and 1997, respectively, and 63% and 67% of the Company's net revenues for the six months ended June 30, 1998 and 1997, respectively, were derived from the Company's operations outside the United States. The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity.

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

         Due to its preclinical operations in France, the percentage of the Company's total revenues recorded in French Francs is significant. For the quarters ended June 30, 1998 and 1997, the French operations accounted for approximately 46% and 47%, respectively, of the Company's revenues. For the six month periods ended June 30, 1998 and 1997 the French operations accounted for approximately 42% and 47%, respectively, of the Company's revenues. Accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from the French preclinical operations. Based on the assumption that the French preclinical operations will continue to represent a significant portion of the business of the Company, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the

Company's revenues and an unfavorable impact on the Company's operating expenses due to the effect of such currency translation on the French preclinical operation's operating results; however, the appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses.

         For purposes of the Company's consolidated financial results, the results of operations of the French preclinical business denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:


                               French Franc      U.S. dollar per
               Period         per U.S. dollar     French Franc
               ------         ---------------     ------------

         1st quarter 1997          5.6038              .1785
         2nd quarter 1997          5.7831              .1729
         3rd quarter 1997          6.0838              .1644
         4th quarter 1997          5.8817              .1700

         1st quarter 1998          6.0948              .1641
         2nd quarter 1998          6.0157              .1662

The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal. As of August 7, 1998 the French Franc per U.S. dollar rate was 5.966.

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

YEAR 2000

          Information systems are an integral part of the services and products the Company provides. The Company is currently taking steps to assess the Year 2000 issue from an internal, supplier and customer perspective, and has been actively involved in resolving related issues since 1997. The Company currently expects that it will be Year

2000 compliant by the end of 1998. Limited exceptions concerning certain systems used in the preclinical business will be validated and fully operational in 1999. Although the Company believes at this time that neither the costs nor the expenses of the Year 2000 issue will be material to the Company, the ultimate costs and expenses are still unknown and such costs or the consequences of failure to correct any Year 2000 issues could have a material impact on Chrysalis' financial conditions, business or operations.

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

     In March 1998, the Accounts Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for the accounting treatment of various costs typically incurred during the development or purchase of computer software for internal use. SOP 98-1 shall be effective for fiscal periods beginning after December 15, 1998. The impact on the Company's consolidated results of operations, financial position and cash flows of the application of SOP 98-1 is currently being evaluated.

     In April 1998, The AcSEC issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs; requiring such costs be expensed as incurred. SOP 98-5 shall be effective for fiscal periods beginning after December 15, 1998. Application of SOP 98-5 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 is effective for years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

     Factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the degree of the Company's success in obtaining new contracts; the scope and duration of drug development trials; the loss or downsizing of, or delay in, existing drug development trials; the lengthening of the lead time to convert proposals into contracts and revenues; the Company's exposure to cost overruns under fixed-price contacts; the Company's dependence on certain clients, especially its larger clients, and on the pharmaceutical and biotechnology industries; adverse trends in the regulatory environment, including health care reform measures; the Company's dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations, the ability to obtain future financings; and the costs associated with dispositions or integrating future acquired businesses. In addition, the Company's quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above in " -- Quarterly Results" as well as the costs associated with integrating the clinical and preclinical businesses.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISKS

              Not required

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Stockholders

On June 16, 1998, the Company held its Annual Meeting of Shareholders to consider and vote upon the following two proposals:

         (1) A proposal to elect three (3) directors of the Company to hold office until the 2001 Annual Meeting of Shareholders, and until their successors are duly elected and qualified.

         (2) A proposal to ratify an amendment to the Company's 1996 Stock Option Plan to increase from 350,000 shares to 700,000 shares the aggregate number of shares of the Company's Common Stock, par value $.01 per share, available for issuance thereunder.

         (3) A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the current fiscal year.

         Results with respect to the voting on each of the above proposals were as follows:

         Proposal 1:    Jack Barbut

                        For -10,668,635     Against - 100,058

                        Photios T. Paulson

                        For - 10,667,335    Against - 101,358

                        W.   Leigh Thompson

                        For - 10,520,931    Against - 247,762

         Proposal 2:      9,849,022       Votes For

                            802,558       Votes Against

                             55,176       Abstentions

         Proposal 3        10,705,423       Votes For

                               44,920       Votes Against

                              117,113       Abstentions

Following the Annual Meeting of Shareholders, in addition to Dr. Jack Barbut, Mr. Photios T. Paulson and Dr. W. Leigh Thompson; Mr. Desmond H. O'Connell, Jr., Dr. Barry M. Sherman, Mr. Paul J. Schmitt and Dr. J. Christian Jensen continue to serve as Directors of Chrysalis.

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              27.1   Financial Data Schedule-June 30, 1998
              27.2   Financial Data Schedule-June 30, 1997 (restated)

         b.   Reports on Form 8-K

              None.

                       CHRYSALIS INTERNATIONAL CORPORATION

                                   SIGNATURES


         The financial information furnished herein has not been audited. However in the opinion of management, all significant adjustments necessary for a fair presentation for the three and six month periods ended June 30, 1998 and 1997, have been included.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 12, 1998          CHRYSALIS INTERNATIONAL CORPORATION



                                  /s/ John G. Cooper
                                  ------------------------------------------
                                  John G. Cooper
                                  Senior Vice President, Chief Financial Officer
                                       and Treasurer
                                  (Duly Authorized Officer and Chief
                                       Accounting Officer)