Form 10-Q
period 1998-09-30
CHRYSALIS INTERNATIONAL CORP
filed 1998-11-17
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 1998.


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
Yes X    No
   ----    ----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Common Stock $0.01 par value               11,523,257 shares
                                                outstanding at November 4, 1998


                           CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                  INDEX



PART I.       FINANCIAL INFORMATION                                                     PAGE NO.

Item 1. Financial Statements
----------------------------
     Consolidated Balance Sheets -
           September 30, 1998 (unaudited) and December 31, 1997                              3

     Unaudited Consolidated Statements of Operations -
           for the three and nine months ended
                 September 30, 1998 and 1997                                                 4

     Unaudited Consolidated Statements of Stockholders' Equity -
           for the nine months ended September 30, 1998                                      5

     Unaudited Consolidated Statements of Cash Flows -
           for the nine months ended September 30, 1998 and 1997                             6

     Notes to Unaudited Consolidated Financial Statements                                  7-10

Item 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
           Condition and Results of Operations                                            11-26
           -----------------------------------

Item 3. Quantitative and Qualitative Disclosure about Market
------------------------------------------------------------
           Risks                                                                            27
           -----

PART II.     OTHER INFORMATION

Item 3. Defaults under Senior Securities                                                    28
----------------------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                   29
-----------------------------------------





                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                (in thousands except share and per share amounts)


                        Assets                                         Sept 30, 1998               Dec 31, 1997
                        ------                                         -------------               ------------
                                                                         (unaudited)
Current assets
    Cash and cash equivalents                                          $    4,110                         6,925
    Trade accounts receivable, net                                          9,199                         9,669
    Prepaid expenses and other current assets                               2,439                         1,916
                                                                           ------                        ------
         Total current assets                                              15,748                        18,510

Property and equipment, net                                                16,316                        15,127
Intangible assets, net                                                        831                           805
Other assets                                                                  682                           338
Restricted cash                                                             4,688                           460
                                                                           ------                        ------
                                                                       $   38,265                        35,240
                                                                       ==========                    ==========
         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities
    Short-term borrowings                                                   8,084                         2,377
    Note payable - related party                                              320                           291
    Current portion of long-term debt                                         136                           768
    Accounts payable                                                        3,814                         3,204
    Accrued expenses                                                        6,240                         5,567
    Deferred revenue                                                        5,748                         3,524
                                                                           ------                        ------
         Total current liabilities                                         24,342                        15,731
Long-term debt, excluding current portion                                   5,929                         6,561
Deferred income taxes                                                       1,654                         1,646
Other liabilities                                                             729                           633
                                                                           ------                        ------
         Total liabilities                                                 32,654                        24,571

Stockholders' equity
    Serial preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares issued and outstanding                   --                            --
Common stock, $.01 par value, 20,000,000 shares
         authorized; issued and outstanding 11,523,257 in 1998
         and 11,430,764 in 1997                                               115                           114
    Additional paid-in capital                                             59,331                        57,768
    Cumulative comprehensive loss                                            (473)                         (536)
    Employee stock purchase loans                                             (86)                          (86)
    Accumulated deficit                                                   (53,276)                      (46,591)
                                                                           ------                        ------
         Total stockholders' equity                                         5,611                        10,669
    Commitments and contingencies

                                                                       $   38,265                        35,240
                                                                        =========                     =========


See accompanying notes to unaudited consolidated financial statements

                                       CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                          Unaudited Consolidated Statements of Operations
                                      Three and nine months ended September 30, 1998 and 1997
                                              (in thousands except per share amounts)



                                                      Three months ended                Nine months ended
                                                         September 30,                     September 30,
                                                   1998               1997          1998                  1997
                                                   -----------------------          --------------------------
Revenues:
      Service revenue                           $  9,284            11,815            32,311            34,787

      Less: Reimbursed costs                        (710)           (1,367)           (4,199)           (4,725)
                                                --------          --------          --------          --------

            Net service revenue                    8,574            10,448            28,112            30,062

      License fees                                   225               175               652               612
                                                --------          --------          --------          --------

                                                   8,799            10,623            28,764            30,674
                                                --------          --------          --------          --------

Operating expenses:
      Direct costs                                 7,832             7,423            23,646            21,545
      General, administrative and marketing        2,924             3,123             9,257             8,973
      Depreciation and amortization                  522               708             1,529             2,001
                                                --------          --------          --------          --------

                                                  11,278            11,254            34,432            32,519

         Loss from operations                     (2,479)             (631)           (5,668)           (1,845)
                                                --------          --------          --------          --------

Other income (expense):
      Interest income                                 87                93               271               396
      Interest expense                              (399)             (206)           (1,068)             (563)
      Other                                           (3)              692               (15)              691
                                                --------          --------          --------          --------

                                                    (315)              579              (812)              524
                                                --------          --------          --------          --------

         Loss before income taxes                 (2,794)              (52)           (6,480)           (1,321)

Income tax expense                                   (86)              (41)             (205)              (81)
                                                --------          --------          --------          --------

         Net Loss                               $ (2,880)              (93)           (6,685)           (1,402)
                                                ========          ========          ========          ========


Basic loss per share                            ($  0.25)         ($  0.01)         ($  0.58)           ($0.12)
                                                ========          ========          ========          ========


Weighted average shares outstanding-Basic         11,481            11,405            11,455            11,389
                                                ========          ========          ========          ========

Diluted loss per share                            ($0.25)         ($  0.01)         ($  0.58)         ($  0.12)
                                                ========          ========          ========          ========

Weighted average shares outstanding-Diluted       11,481            11,405            11,455            11,389
                                                ========          ========          ========          ========




See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                      Nine months ended September 30, 1998
                       (in thousands except share amounts)




                                                                              Employee                      Total
                                               Additional    Cumulative         stock                      stock-
                                    Common       paid-in    Comprehensive     purchase      Accumulated   holders'
                                     stock       capital        Loss            loan          deficit      equity
                                     -----       -------        ----            ----          -------      ------


Balance December 31, 1997          $ 114        57,768          (536)           (86)         (46,591)       10,669

Issuance of 2,864 shares
  of common stock upon
  exercise of stock options           --             1            --             --               --             1

Issuance of 89,629 shares
  of common stock pursuant
  to 401(k) plan                       1           162            --             --               --           163

Translation adjustment                --            --             63            --               --            63

Issuance of 2,000,000 warrants
convertible to common stock
upon exercise                         --         1,400             --            --               --         1,400

Net loss                              --            --             --            --            (6,685)      (6,685)
                                      --            --             --            --            -------      -------

Balance September 30, 1998         $ 115        59,331           (473)          (86)          (53,276)       5,611
                                     ===        ======           =====          ====          ========       =====

























See accompanying notes to unaudited consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997
                                 (in thousands)

                                                                                           Nine months ended
                                                                                            September 30,
                                                                                       1998               1997
                                                                                       ----               ----
Cash flows from operating activities:
     Net loss                                                                       $ (6,685)           (1,402)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Non-cash items:
             Depreciation and amortization                                             1,529             2,001
             Deferred income tax expense (benefit)                                       205              (384)
             Loss on disposal of property and equipment                                 --                   3
             Gain on settlement of VCU                                                  --                (700)
             Amortization of warrant value                                               163              --
             Non-cash charges                                                            254               144
        Change in operating assets and liabilities:
             (Increase) decrease in accounts receivable                                  867              (481)
             Increase in prepaid expenses and other current assets                      (587)             (754)
             Increase in other assets                                                   (337)             (137)
             Increase in accounts payable                                                454               185
             Increase (decrease) in accrued expenses                                     396              (398)
             Increase (decrease) in deferred revenue                                   1,955            (1,381)
             Decrease in other liabilities                                               (57)             (332)
                                                                                    --------          --------
                     Net cash used in operating activities                            (1,843)           (3,636)
                                                                                    --------          --------

Cash flows from investing activities:
     (Increase) decrease in escrow/restricted cash                                    (4,228)            4,550
     Purchases of property and equipment                                              (1,985)           (2,621)
     Proceeds from disposal of property and equipment                                   --                   2
     Purchases of intangible assets                                                       (4)               (7)
     Proceeds from maturities of short-term investments                                 --               2,518
                                                                                    --------          --------
                     Net cash provided by (used in) investing activities              (6,217)            4,442
                                                                                    --------          --------

Cash flows from financing activities:
     Principal payments on short-term borrowings                                        --              (3,710)
     Principal proceeds on short-term borrowings                                         831                 5
     Principal payments on long-term debt                                               (424)           (5,154)
     Proceeds from issuance of long-term debt                                          5,000             5,000
     Proceeds from stock options exercised                                                 1                84
                                                                                    --------          --------
                     Net cash provided by (used in) financing activities               5,408            (3,775)
                                                                                    --------          --------

Effect of exchange rate changes on cash                                                 (163)              (80)
                                                                                    --------          --------

Decrease in cash and cash equivalents                                                 (2,815)           (3,049)

Cash and cash equivalents, beginning of period                                         6,925            10,455
                                                                                    --------          --------

Cash and cash equivalents, end of period                                            $  4,110          $  7,406
                                                                                    ========          ========

Supplemental disclosure of cash flow information
     Cash paid during the period for:
        Interest                                                                    $    641          $    587
        Income taxes                                                                     411               869
                                                                                    --------          --------

Non-cash investing activities:
        Unrealized loss on marketable securities                                    $   --            $    (95)
                                                                                    --------          --------


        See accompanying notes to unaudited consolidated financial statements

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                               September 30, 1998


Note 1.         Statement of Accounting Presentation
                ------------------------------------

              In the opinion of Chrysalis International Corporation and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all significant adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of September 30, 1998, and the consolidated results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. The unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The information set forth in the accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

              Interim results are not necessarily indicative of the results for the full year.

Note 2.         Summary of Significant Accounting Policies
                ------------------------------------------

              Loss per Share

              Loss per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997, the denominator did not change from the computation of basic loss per share, because the effect of including potential common shares in this calculation, would be antidilutive. If the effect on diluted earnings per share had not been antidilutive, the denominator would have increased by 154,000 and 328,000 shares for the three months ended September 30, 1998 and 1997, respectively, and by 220,000 and 395,000 shares for the nine months ended September 30, 1998 and 1997, respectively. This increase in shares represents the inclusion of stock options and warrants outstanding at September 30, 1998 and 1997 with an exercise price less than the average market price of Chrysalis' common stock, par value $0.01 per share (the "Common Stock"), during the three and nine month periods ended September 30, 1998 and 1997, respectively.

              Comprehensive Income

              In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Components of comprehensive income include net income (loss) and all other nonowner changes in equity such as the change in the cumulative

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 1998

Note 2.               Summary of Significant Accounting Policies (Cont.)
                      --------------------------------------------------

              Comprehensive Income (continued)

translation adjustment. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, total comprehensive income (loss), is ($2,495,000) and $6,000 for the three months ended September 30, 1998 and 1997, respectively, and ($6,622,000) and ($2,196,000) for the nine month periods ended September 30, 1998 and 1997, respectively. The Company's total comprehensive income represents net income (loss) plus the change in the cumulative translation adjustment equity account for the periods presented.


Note 3.               MDS Financing
                      -------------

              On March 16, 1998, the Company issued, in exchange for $5,000,000 cash, a subordinated note and a warrant to purchase 2,000,000 shares of Common Stock for $2.50 per share to a wholly-owned subsidiary of MDS Inc ("MDS"). The terms of the subordinated note provide for semi-annual interest payments with the aggregate principal amount payable on March 16, 2001. The note is subordinate to certain outstanding indebtedness of the Company, including its existing bank debt and mortgages. In addition, a portion or all of the principal amount of the note may, at the option of the holder, be satisfied by issuance of shares of Common Stock in accordance with the terms of the warrant. The Company will also incur non-cash charges to interest expense over the life of the note related to the amortization of the value of the warrants.


Note 4.               Stock Option Repricing
                      ----------------------

              In June 1988, the Company authorized the repricing of potentially 524,000 stock options, held by non-officer employees, under the Company's 1991 and 1996 Stock Option Plans. The repricing excluded officers, directors and all non-employee option holders. This repricing, with the agreement of the affected employees, was a 2 for 1 exchange in option shares. Pursuant to the repricing, 208,100 options were repriced at $1.6875, resulting in 104,500 new options. One-half of these options will vest one year after the date of the agreement and the remaining one-half will vest daily for a period of one year beginning June 25, 1999. 208,100 options were repriced at $1.6875 resulting in 104,050 new options.

Note 5.               Potential Merger
                      ----------------

              The Company is in the final stages of negotiating an agreement and plan of merger (the "Merger Agreement") pursuant to which the Company would be acquired by an unaffiliated third party ("Buyer") in a merger (the "Merger").

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 1998

Consummation of the Merger would be subject to receipt of necessary regulatory approvals (including the expiration or termination of the waiting period under the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended), a proxy solicitation to obtain the approval of the Merger Agreement (and receipt of such approval) by the Company's stockholders and other closing conditions, some of which would be beyond the control of the Company. There can be no assurance that the Merger Agreement will be executed or that the Merger will be consummated.

Note 6.               Restructuring of Clinical Operations
                      ------------------------------------

         In connection with the execution of the Merger Agreement, the Company would agree to shut down and discontinue providing clinical services in the United States and at several of its clinical operations in Europe. The draft Merger Agreement contemplates the shut down of the Company's clinical operations in Austin, Texas, Dusseldorf, Germany and Cham, Switzerland. As a result of these shut downs, the Company would no longer provide services for Phase I clinical studies and it would focus on providing services for any Phase II or Phase III clinical studies in Germany, Eastern Europe and Israel. These shut downs in Dusseldorf, Germany, Austin, Texas and a significant downsizing of European Clinical operations will occur even if the Merger Agreement is not executed or the Merger is not consummated. If the Merger is not consummated, the Company expects to continue to provide Phase II and Phase III clinical services focused on Eastern Europe and Israel, as well as in Western Europe on a significantly downsized basis. Adequate provisions are being made to perform fully or transfer existing clinical studies at shut down and downsized locations to other Company locations or, upon or after consummation of the Merger, to Buyer's locations. The Company expects to take a charge in the fourth quarter of 1998, related to this restructuring, currently estimated at $3,700,000. If the Merger Agreement is executed and the Merger is consummated, the Company's principal executive offices are also likely to be shut down.

Note 7.                         Bank Default
                                ------------

              Based on third quarter 1998 financial results, at September 30, 1998, the Company failed to satisfy certain financial covenants contained in the loan agreement related to its senior secured term loan and, thus, was in default under the loan agreement. In addition, the Company anticipates that it will fail to satisfy those covenants at December 31, 1998. The amount outstanding under this loan is $4,687,500 at September 30, 1998.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 1998


As a result of the default, the entire outstanding amount of the senior secured term loan is classified as restricted cash and short-term borrowings at September 30, 1998. The lender has not yet accelerated the term loan or exercised its rights under the loan agreement. In connection with negotiating the Merger Agreement, the Company has also been in discussions with the lender.


Note 8.               Liquidity
                      ---------

              The Company anticipates that its capital requirements for the next six months will include satisfying working capital needs, costs to shut down certain of its European and United States clinical operations, capital expenditures for the Preclinical and Transgenic businesses and meeting its principal and interest requirements under debt arrangements. Cash and cash equivalents and restricted cash (which was $8,798,000 at September 30, 1998) and cash provided by operations is expected to fund certain of these cash requirements including satisfying the outstanding balance of $3,396,000 under a line of credit with a Swiss bank and any obligation to pledge cash as security to its senior lender. If the lender does not accelerate the term loan, the Company believes that it will have sufficient cash to continue to fund operating activities until December 31, 1998. However, if the lender accelerates the term loan or exercises its other rights and remedies under the loan agreement, the Company will not have sufficient cash to satisfy its obligations to its creditors and fund operating activities. There can be no assurance that the lender will not accelerate the term loan, or exercise its rights and remedies under the loan agreement (including requiring a cash collateral pledge).

              As a result of these issues, the Company must execute the Merger Agreement and consummate the Merger in a timely manner. While the Company has been exploring various strategic alternatives for some period of time, it now believes that an outright sale of the Company through a vehicle other than the proposed Merger is unlikely. After evaluating a number of strategic alternatives with the assistance of Vector Securities International, Inc., the Company currently believes that the Merger Agreement offers the most viable solution to the Company's financial condition. There can be no assurance, however, that the Merger Agreement will be executed or that the Merger will be consummated. Due to the Company's limited liquidity, there can be no assurance that the Company will have sufficient time to consummate the Merger even if the Merger Agreement is executed. If the Company cannot consummate the Merger or otherwise resolve its liquidity constraints by December 31, 1998, the Company will likely not have sufficient liquidity both to operate its business and to satisfy its obligations to various lenders. In addition, if the lender were to accelerate the term loan, other of the Company's debt would also be in default and the Company would not have sufficient cash to satisfy its obligations to its creditors and fund operating activities. It is the intention of the Company to pursue alternatives outside of bankruptcy; however, there is no assurance that alternative strategies will be successful, and it is possible that the Company could be forced into bankruptcy by its creditors. In these circumstances, the Company would most likely seek reorganization under chapter 11 of the Bankruptcy Code. Although it would be the intention of the Company to seek reorganization under chapter 11 of the Bankruptcy Code, it currently believes that a successful reorganization would likely require a similar strategic transaction involving a sale of one or more of the Company's facilities or operations to generate a source of liquidity during any bankruptcy proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL SUMMARY

              The Company is an international contract research organization ("CRO") providing certain drug development services primarily to the pharmaceutical and biotechnology industries. The portfolio of drug development services includes transgenic discovery research, preclinical development and clinical capabilities. In addition, the Company is the only CRO that is currently able to use its proprietary transgenic and licensed gene targeting technology to provide services for its clients that require transgenic animal models in order to determine the function of human genes and identify therapeutic targets implicated in disease and for the evaluation of therapeutic lead compounds for further development. The Company generates substantially all of its revenues from its drug development services.

POTENTIAL MERGER

              The Company is in the final stages of negotiating an agreement and plan of merger (the "Merger Agreement") pursuant to which the Company would be acquired by an unaffiliated third party ("Buyer") in a merger (the "Merger"). Consummation of the Merger would be subject to receipt of necessary regulatory approvals (including the expiration or termination of the waiting period under the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended), a proxy solicitation to obtain the approval of the Merger Agreement (and receipt of such approval) by the Company's stockholders and other closing conditions, some of which would be beyond the control of the Company. There can be no assurance that the Merger Agreement will be executed or that the Merger will be consummated.


RESTRUCTURING OF CLINICAL OPERATIONS

         In connection with the execution of the Merger Agreement, the Company would agreed to shut down and discontinue providing clinical services in the United States and at several of its clinical operations in Europe. The draft Merger Agreement contemplates the shut down of the Company's clinical operations in Austin, Texas, Dusseldorf, Germany and Cham, Switzerland. As a result of these shut downs, the Company would no longer provide services for Phase I clinical studies and it would focus on providing services for any Phase II or Phase III clinical studies in Germany, Eastern Europe and Israel. These shut downs in Dusseldorf, Germany, Austin, Texas and a significant downsizing of European Clinical operations will occur even if the Merger Agreement is not executed or the Merger is not consummated. If the Merger is not consummated, the Company expects to continue to provide Phase II and Phase III clinical services focused on Eastern Europe and Israel, as well as in Western Europe on a significantly downsized basis. Adequate provisions are being made to perform fully or transfer existing clinical studies at shut down and downsized locations to other Company locations or, upon or after consummation of the Merger, to Buyer's locations. The Company expects to take a charge in the fourth quarter of 1998, related to this restructuring, currently estimated at $3,700,000. If the Merger Agreement is executed and the Merger is consummated, the Company's principal executive offices are also likely to be shut down.

DEFAULT

              The Company anticipates that its capital requirements for the next six months will include satisfying working capital needs, costs to shut down certain of its European and United States clinical operations, capital expenditures for the Preclinical and Transgenic businesses and meeting its principal and interest requirements under debt arrangements. Cash and cash equivalents and restricted cash (which was $8,798,000 at September 30, 1998) and cash provided by operations is expected to fund certain of these cash requirements including satisfying the outstanding balance of $3,396,000 under a line of credit with a Swiss bank and any obligation to pledge cash as security to its senior lender. If the lender does not accelerate the term loan, the Company believes that it will have sufficient cash to continue to fund operating activities until December 31, 1998. However, if the lender accelerates the term loan or exercises its other rights and remedies under the loan agreement, the Company will not have sufficient cash to satisfy its obligations to its creditors and fund operating activities. There can be no assurance that the lender will not accelerate the term loan, or exercise its rights and remedies under the loan agreement (including requiring a cash collateral pledge).

OTHER MATTERS

              On March 16, 1998, the Company issued a $5.0 million subordinated note to a wholly-owned subsidiary of MDS Inc., a Canadian corporation ("MDS"). As part of this transaction, the Company also issued a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share. In addition, the Company and MDS entered into a standstill agreement, which, among other things, governs the ownership and acquisition of securities of the Company by MDS and its affiliates.

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

              The Company's financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between non-U.S. currencies and the U.S. dollar will affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting the Company's financial results. For the three and nine month periods ended September 30, 1998, approximately 59% and 62%, respectively, of the Company's revenues were from operations outside the U.S. Approximately 48% and 44% of the Company's revenues for the three and nine months ended September 30, 1998, respectively, were from operations in France and denominated in French Francs; accordingly, fluctuations in the exchange rate between the French Franc and the U.S. dollar may have a material effect on the Company's operating results. See
"-- Liquidity and Capital Requirements -- Exchange Rate Fluctuations."

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

              The Company's contracts are typically fixed price contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. Certain of the Company's contracts are subject to cost limitations, which cannot be exceeded without client approval. Because, in many cases, the Company bears the risk of cost overruns, unbudgeted costs in connection with performing these contracts may have a detrimental effect on the financial results of the Company. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made.

              The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the work progresses. The Company's service contracts also contain certain provisions designed to address the negative impact on the Company's revenues and profitability as a result of non-controllable delays. These provisions, however, may not be included in all of the Company's service contracts. In any event, the Company attempts to negotiate reimbursement of certain fees whether or not such provisions are included in the service contract. However, the Company is not always successful in negotiating such reimbursement. The loss of or delay in a large contract or the loss of multiple contracts could adversely affect the Company's future revenues and profitability. In addition, termination or delay in the performance of a contract occurs for various reasons, including; but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug being tested, adverse patient reactions to the drug being tested, or the client's decision to not proceed with a particular trial.

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

              The Company has had, and may continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentration of business is not uncommon within the CRO industry. For the three and nine month periods ended September 30, 1998, the Company's top ten customers accounted for approximately 40% and 46%, respectively, of its combined net revenue. Two customers accounted for 12% and 11% of the Company's combined net revenue for the nine months ended September 30, 1998. The Company believes that the loss of any of these customers, if not replaced or if services provided to existing customers are not expanded, may have a material adverse effect on the Company. There can be no assurance that the loss of any such customer would be replaced or services to existing customers would be expanded on terms acceptable to the Company.

              Between July 1997 and June 1998, the Company incurred expenses expanding and retaining its infrastructure, primarily in the clinical operations, to support global drug development capabilities and utilized management's resources primarily to communicate these expanded capabilities to its existing client base and the pharmaceutical and biotechnology industries. See "-- Discontinuation of Large Clinical Trial." However, the Company would agree in connection with the proposed Merger to shut down and discontinue providing services at certain of its clinical operations in Europe and the United States. If the Merger Agreement is not executed or the potential Merger is not consummated, the Company will discontinue operations in Dusseldorf, Germany and Austin, Texas and to downsize significantly its European clinical operations. See "-- Potential Merger" and "-- Restructuring of Clinical Operations" above.

              The Company's future operating results will be contingent upon successfully controlling its expenses and utilizing its transgenics, preclinical and remaining clinical infrastructure which will require the Company to convert proposals into contracts and revenues. There can be no assurance that the Company will be able to successfully utilize its remaining clinical infrastructure in a cost efficient manner or that proposals will be converted into revenues in a timely manner. The Company's ability to convert its remaining infrastructure into future operating results may also be affected by factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, and the termination of preclinical and clinical trials, all of which may be beyond the control of the Company. See "-- Quarterly Results."

DISCONTINUATION OF LARGE CLINICAL TRIAL

              One of the Company's largest clients, a leading pharmaceutical company, notified the Company that it decided to change a clinical protocol and thereby delay a large clinical trial which was originally expected to begin during the fourth quarter of 1997. As a result, consistent with management's expectations, results during the first nine months of 1998 were negatively impacted. In April 1998, the Company was informed that the drug being developed in this trial would be out-licensed or co-developed with a partner. There can be no assurance that Chrysalis would be retained to assist in the further development of this drug. This event, coupled with the prior strategic decision to maintain clinical infrastructure utilized for this trial, will have a significant negative impact on the Company's results of operations for the remainder of 1998 and for 1999. Additionally, while the Company has recently obtained additional clients and contracts, these new clients and contracts will not result in significant revenue in the near term. As a result, these additional contracts are not sufficient to offset the significant loss created by the loss of the large clinical trial. See "-- Restructuring of Clinical Operations."

                              RESULTS OF OPERATIONS

REVENUES

              Revenues were $8,799,000 for the three months ended September 30, 1998 as compared to $10,623,000 for the same period in 1997. For the nine month period ended September 30, 1998, revenues were $28,764,000 as compared to $30,674,000 for the same period in 1997. The decrease in revenues for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997, was primarily the result of the following: (i) a decrease in the worldwide clinical business resulting from the completion of a large global clinical study with one of the Company's largest customers, in the second quarter of 1998 and the cancellation of a large clinical trial in April 1998 and
(ii) a decrease in the preclinical business in Europe. These decreases were slightly offset by (i) an increase in the Company's transgenic based services, particularly those supporting functional genomics research programs and (ii) an increase in preclinical business in North America. See "-- Discontinuation of Large Clinical Trial" above.

OPERATING EXPENSES

              Direct costs were $7,832,000 or 89% of net revenues for the three months ended September 30, 1998 and $7,423,000 or 70% of net revenues for the same period in 1997. For the nine months ended September 30, 1998, direct costs were $23,646,000 or 82% of net revenue and $21,545,000 or 70% of net revenues for the same period in 1997. This increase in direct costs for the three and nine month periods ended September 30, 1998 as compared to the same period in 1997 was primarily due to (i) investments made between July 1997 and June 1998 to expand and maintain the Company's clinical personnel and infrastructure to support its business strategy at that time and to accommodate the large clinical trial which was discontinued in April 1998 and (ii) investments in personnel and infrastructure to support the growth in the Company's transgenic based services, particularly those supporting functional genomics research programs. See "-- Discontinuation of Large Clinical Trial" above. The increase in these costs, as a percent of revenues, is due to a base cost structure, primarily in the clinical business, of personnel, facilities and related expenses which was capable of supporting a higher level of business than experienced during the first nine months of 1998 and for 1999. Although the Company is currently undertaking cost-cutting measures (see "--Potential Merger" and "-- Restructuring of Clinical Operations" above), the existing infrastructure intended to be used for the discontinued large clinical trial will have a significant negative impact on the Company's results for the remainder of 1998. Additionally, while the Company has recently obtained additional clients and contracts, these new clients and contracts will not result in significant revenue in the short term. As a result, these new contracts are not sufficient to offset the significant loss and continuing expense created by the loss of the large clinical trial.

              General, administrative and marketing expenses were $2,924,000 for the three months ended September 30, 1998 versus $3,123,000 for the same period in 1997. This decrease was primarily due to the implementation of certain cost reduction actions in 1998 in the clinical business. For the nine month periods ended September 30, 1998 and 1997, general, administrative and marketing expenses were $9,257,000 and $8,973,000, respectively. This increase in expenses for the nine month period was primarily due to the increase in the last half of 1997 in personnel and related costs for marketing and business development, strategic planning, information systems and general management.

              Depreciation and amortization expense decreased to $522,000 for the three months ended September 30, 1998 as compared to $708,000 for the same period last year. For the nine months ended September 30, 1998 depreciation and amortization expense decreased to $1,529,000 as compared to $2,001,000 for the same period last year. This decrease is the result of certain assets, primarily associated with the Company's preclinical European business that were fully depreciated prior to 1998.

OTHER INCOME (EXPENSE)

              Other income (expense) represented expense of $315,000 for the three months ended September 30, 1998 compared to income of $579,000 for the same period last year. For the nine month period ended September 30, 1998, other income (expense) represented expense of $812,000 compared to income of $524,000 for the same period in 1997. The increase in expense for 1998 as compared to 1997 is primarily the result of (i) a settlement agreement with Virginia Commonwealth University ("VCU"), signed in the third quarter of 1997, which resulted in a $700,000 gain in 1997, (ii) an increase in interest expense in the three and nine month periods ended September 30, 1998 as compared to the same period in 1997 resulting from higher outstanding debt balances and the amortization of the warrants associated with the subordinated debenture in the transaction with MDS and (iii) a decrease in interest income earned in the three and nine month periods ended September 30, 1998 as compared to the same period in 1997 as a result of a decrease in average available cash and other investment balances.

TAXES

              The Company's foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in such countries which in general may not be offset by losses from operations in other countries. The Company recorded a net expense of $86,000 compared to $41,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Company recorded a net expense of $205,000 and $81,000, respectively. These provisions are primarily associated with the Company's French operations.

              The impact from United States federal income taxes is currently not significant due to the Company's available net operating loss carryforwards. At December 31, 1997, the Company had available net operating loss carryforwards of approximately $26,434,000 for United States federal income tax purposes. Such loss carryforwards expire through 2012. The Company also has research and development tax credit carryforwards of approximately $3,012,000 for U.S. federal income tax reporting purposes which are available to reduce U.S. federal income taxes, if any, through 2011. The Company has alternative minimum tax credit carryforwards of approximately $164,000 for U.S. federal income tax purposes, which are available to reduce U.S. federal income taxes, if any. These tax credits have an unlimited carryforward period. The Company's acquisition of the clinical drug development business in December 1996 resulted in an ownership change under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company's ability to utilize its net operating loss carryforwards to offset operating profits may be subject to certain limitations in the future under the Code. These net operating loss carryforwards may not be utilized to offset profit in other countries.

BACKLOG

              The Company reports backlog based on anticipated net revenues from uncompleted projects, which have been authorized by the client, through a written contract or otherwise. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. In certain cases, the Company will commence work on a project prior to finalizing a letter of intent or contract. Contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Terminations or delays can result from a number of factors, many of which are beyond the Company's control. Delayed contracts remain in the Company's backlog pending determination of whether to continue, modify or cancel the contract.

              The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize net service revenue included in backlog. As of September 30, 1998, the Company's backlog was approximately $15 million compared to approximately $41 million as of December 31, 1997. This decrease in backlog primarily reflects the cancellation of the large clinical trial. See "-- Discontinuation of Large Clinical Trial" above.

QUARTERLY RESULTS

              The Company's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant preclinical and clinical trials, the lengthening of lead times to convert proposals into contracts and revenues, termination of preclinical and clinical trials, restructuring of clinical operations and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically subject to the control of the Company. Since a large amount of the Company's operating costs are relatively fixed while its revenues are subject to fluctuation, minor variations in the commencement, progress or completion of preclinical and clinical trials may cause significant variations in quarterly operating results. The Company expects to take a charge currently estimated at $3,700,000 in the fourth quarter of 1998 due to the shutdowns. See "-- Potential Merger" and "-- Restructuring of Clinical Operations" above.

              The following table presents unaudited quarterly operating results for each of the fiscal quarters beginning September 30, 1997 through September 30, 1998. In the opinion of the Company, this information has been prepared on the same basis as the audited consolidated financial statements of the Company and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.




                                                                 QUARTER ENDED ($000'S EXCEPT PER SHARE DATA)
                                              -------------------------------------------------------------------------------
                                                                           (UNAUDITED)
                                               Sept. 30,       Dec. 31,          March 31,        June 30,          Sept. 30,
                                                 1997            1997             1998              1998               1998
                                              ----------       ---------       ----------        ---------            ------
Net revenues                                   $ 10,623           11,624            9,673           10,292            8,799
Operating expenses:
     Direct costs                                 7,423            7,838            7,702            8,112            7,832
     General, administrative &
           marketing                              3,123            3,442            3,223            3,110            2,924
     Depreciation & amortization                    708              699              493              514              522
                                               --------         --------         --------         --------         --------
                                                 11,254           11,979           11,418           11,736           11,278
Loss from operations                               (631)            (355)          (1,745)          (1,444)          (2,479)
Other income (expense):
     Interest income                                 93               72              127               56               87
     Interest expense                              (206)            (213)            (248)            (420)            (399)
     Foreign currency gain                         --                 11             --               --               --
     Other                                          692               (4)              (7)              (5)              (3)
                                               --------         --------         --------         --------         --------
                                                    579             (134)            (128)            (369)            (315)
                                               --------         --------         --------         --------         --------
Loss before income taxes                            (52)            (489)          (1,873)          (1,813)          (2,794)
Income tax expense (benefit)                         41              159              129              (11)              86
                                               --------         --------         --------         --------         --------
Net loss                                       $    (93)            (648)          (2,002)          (1,802)          (2,880)
                                               ========         ========         ========         ========         ========

Basic loss per share                           $  (0.01)        $  (0.06)        $  (0.18)        $  (0.16)        $  (0.25)
                                               ========         ========         ========         ========         ========
Diluted loss per share                         $  (0.01)        $  (0.06)        $  (0.18)        $  (0.16)        $  (0.25)
                                               ========         ========         ========         ========         ========
Shares used in computing
     per share amounts                           11,405           11,419           11,431           11,452           11,481
                                               ========         ========         ========         ========         ========



REVENUES BY BUSINESS AND GEOGRAPHIC REGION BY QUARTER


                                                                           QUARTER ENDED ($000'S)
                                                 --------------------------------------------------------------------------
                                                                           (UNAUDITED)
                                                 Sept 30,       Dec. 31,          March 31,         June 30,      Sept. 30,
                                                   1997           1997              1998             1998            1998
                                                 --------       --------          --------         -------         --------
Preclinical                                      $ 6,476          7,355              6,043            7,466          7,394
Clinical                                           3,972          4,085              3,406            2,624          1,180
Licensing                                            175            184                224              202            225
                                                 -------        -------            -------          -------        -------
Total                                             10,623         11,624              9,673           10,292          8,799
                                                 =======        =======            =======          =======        =======

International                                      6,168          7,170              5,952            6,554          5,194
North America                                      4,280          4,270              3,497            3,536          3,380
Licensing                                            175            184                224              202            225
                                                 -------        -------            -------          -------        -------
Total                                            $10,623         11,624              9,673           10,292          8,799
                                                 =======        =======            =======          =======        =======



                       LIQUIDITY AND CAPITAL REQUIREMENTS

DEFAULT

              Based on third quarter 1998 financial results, at September 30, 1998, the Company failed to satisfy certain financial covenants contained in the loan agreement related to its senior secured term loan and, thus, was in default under the loan agreement. In addition, the Company anticipates that it will fail to satisfy those covenants at December 31, 1998. The amount outstanding under this loan is $4,687,500 at September 30, 1998. As a result of the default, the entire outstanding amount of the senior secured term loan is classified as short-term borrowings at September 30, 1998. The lender has not yet accelerated the term loan or exercised its rights under the loan agreement. In connection with negotiating the Merger Agreement, the Company has also been in discussions with the lender.

CASH RESERVES

         The Company finances its operations and activities by relying on (i) cash flows from operating activities, (ii) its cash reserves and (iii) its available lines of credit. As of September 30, 1998, the Company had cash reserves (consisting of cash and cash equivalents, short-term investments and marketable debt securities) of $4,110,000 and restricted cash of $4,688,000. See "--Default" above. The Company invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government-backed securities and commercial paper and corporate obligations. The Company's cash reserves increased by $1,413,000 during the first nine months of 1998 from the fourth quarter of 1997 primarily due to the following: (i) the receipt of $5,000,000 related to the subordinated note issued on March 16, 1998 (see "--Debt"), which was partially offset by (ii) net cash used in operating activities of approximately $1,843,000 and (iii) approximately $1,985,000 in capital expenditures.

DEBT

         The Company has a working line of credit with a Swiss bank. As of September 30, 1998, the outstanding balance under this line of credit was approximately $3,396,000 and is fully drawn. This line is secured by the European clinical operation's trade accounts receivable and a guarantee by the Company. The Company maintains a cash balance at this Swiss Bank in the amount of $2,728,000 as of September 30, 1998, which the Company and the Swiss Bank expect will satisfy the majority of the outstanding amount under the line. Additionally, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($1.9 million at the exchange rate in effect on September 30, 1998). At September 30, 1998, there were no short-term borrowings outstanding under these French facilities.

         On March 16, 1998, the Company issued, in exchange for $5,000,000 cash, a subordinated note and a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share, to a wholly-owned subsidiary of MDS. The terms of the subordinated note provide for semi-annual interest payments with the aggregate principal amount payable on March 16, 2001. This debenture is subordinate to certain outstanding indebtedness of the Company, including its existing bank debt and mortgages. In addition, a portion or the entire principal amount of the note may, at the option of the holder, be satisfied by issuance of the shares of Common Stock in accordance with the terms of the warrant.

         In the third quarter of 1997, the Company entered into a five year $5.0 million senior secured term loan with a large commercial bank, with the principal payable in quarterly installments beginning September 1998. The balance outstanding at September 30, 1998 is $4,687,500. Interest is paid monthly over the life of the loan. This loan is secured by substantially all of the Company's domestic assets, including the capital stock of its subsidiaries. At September 30, 1998, the Company was in default under this loan. See "-- Default " above and "-- Capital Requirements" below.

         In connection with its U.S. preclinical facility, the Company secured
(i) a $1.5 million mortgage with a bank and (ii) a $1.2 million mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans, due in monthly installments through 2009, are secured by mortgages on the property acquired. As of September 30, 1998 the aggregate outstanding balance under these mortgages was approximately $2,210,000. The cash collateral of $450,000 on the mortgage loan with the Pennsylvania agency was classified on the balance sheet as restricted cash as of December 31, 1997. As a result of satisfying certain financial covenants, this $450,000 of cash collateral was released in July 1998. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

CAPITAL REQUIREMENTS

         The ability of the Company to meet ongoing debt service requirements, to meet cash funding requirements and to otherwise satisfy its obligations to vendors and lenders from cash solely provided by operations has been adversely affected by significant losses from clinical operations. In response to such liquidity constraints, the Company will commence discontinuation of certain of its clinical operations. See"-- Potential Merger" and "-- Restructuring of Clinical Operations" above.

              The Company anticipates that its capital requirements for the next six months will include satisfying working capital needs, costs to shut down certain of its European and United States clinical operations, capital expenditures for the Preclinical and Transgenic businesses and meeting its principal and interest requirements under debt arrangements. Cash, cash equivalents and restricted cash (which was $8,798,000 at September 30, 1998) and cash provided by operations is expected to fund certain of these cash requirements including satisfying the outstanding balance of $3,396,000 under a line of credit with a Swiss bank and any obligation to pledge cash as security to its senior lender. See "-- Default" above. If the lender does not accelerate the term loan, the Company believes that it will have sufficient cash to continue to fund operating activities until December 31, 1998.
However, if the lender accelerates the term loan or exercises its other rights and remedies under the loan agreement, the Company will not have sufficient cash to satisfy its obligations to its creditors and fund operating activities. There can be no assurance that the lender will not accelerate the term loan, or exercise its rights and remedies under the loan agreement (including requiring a cash collateral pledge).

              As a result of these issues, the Company must execute the Merger Agreement and consummate the Merger in a timely manner. While the Company has been exploring various strategic alternatives for some period of time, it now believes that an outright sale of the Company through a vehicle other than the proposed Merger is unlikely. After evaluating a number of strategic alternatives with the assistance of Vector Securities International, Inc., the Company currently believes that the Merger Agreement offers the most viable solution to the Company's financial condition. There can be no assurance, however, that the Merger Agreement will be executed or that the Merger will be consummated. Due to the Company's limited liquidity, there can be no assurance that the Company will have sufficient time to consummate the Merger even if the Merger Agreement is executed. If the Company cannot consummate the Merger or otherwise resolve its liquidity constraints by December 31, 1998, the Company will likely not have sufficient liquidity both to operate its business and to satisfy its obligations to various lenders. In addition, if the lender were to accelerate the term loan, other of the Company's debt would also be in default. It is the intention of the Company to pursue alternatives outside of bankruptcy; however, there is no assurance that alternative strategies will be successful, and it is possible that the Company could be forced into bankruptcy by its creditors. In these circumstances, the Company would most likely seek reorganization under chapter 11 of the Bankruptcy Code. Although it would be the intention of the Company to seek reorganization under chapter 11 of the Bankruptcy Code, it currently believes that a successful reorganization would likely require a similar strategic transaction involving a sale of one or more of the Company's facilities or operations to generate a source of liquidity during any bankruptcy proceeding.

EXCHANGE RATE FLUCTUATIONS

         Approximately 59% and 58% of the Company's net revenues for the quarters ended September 30, 1998 and 1997, respectively, and 62% and 64% of the Company's net revenues for the nine months ended September 30, 1998 and 1997, respectively, were derived from the Company's operations outside the United States. The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity.

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

         Due to its preclinical operations in France, the percentage of the Company's total revenues recorded in French Francs is significant. For the quarters ended September 30, 1998 and 1997, the French operations accounted for approximately 48% and 40%, respectively, of the Company's revenues. For the nine month periods ended September 30, 1998 and 1997, the French operations accounted for approximately 44% and 45%, respectively, of the Company's revenues. Accordingly, changes in the exchange rate between the French Franc and the U.S. dollar will affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of reporting the Company's consolidated financial results, and also affect the U.S. dollar amounts actually received by the Company from the French preclinical operations. Based on the assumption that the French preclinical operations will continue to represent a significant portion of the business of the Company, the depreciation of the U.S. dollar against the French Franc would have a favorable impact on the Company's revenues and an unfavorable impact on the Company's operating expenses due to the effect of such currency translation on the French preclinical operation's operating results; however, the appreciation of the U.S. dollar against the French Franc would have an unfavorable impact on the Company's revenues and a favorable impact on the Company's operating expenses.

         For purposes of the Company's consolidated financial results, the results of operations of the French preclinical business denominated in French Francs have been translated from French Francs into U.S. dollars using the following exchange rates:

                                         French Franc                 U.S. dollar per
               Period                   per U.S. dollar                French Franc
               ------                   ---------------                ------------

         1st quarter 1997                  5.6038                         .1785
         2nd quarter 1997                  5.7831                         .1729
         3rd quarter 1997                  6.0838                         .1644
         4th quarter 1997                  5.8817                         .1700

         1st quarter 1998                  6.0948                         .1641
         2nd quarter 1998                  6.0157                         .1662
         3rd quarter 1998                  5.8835                         .1700

The rates in the above table represent an average exchange rate calculated using rates quoted in The Wall Street Journal. As of October 30, 1998 the French Franc per U.S. dollar rate was 5.548.

ACCUMULATED DEFICIT

              Since its inception in 1988 until the formation in 1994 and subsequent sale of its partnership interest in Nextran in 1995, the Company expended substantial funds for research and development and capital expenditures. A significant portion of such expenditures was made to support the Company's organ transplantation and blood substitute research and development programs, which programs were transferred to the Nextran partnership. Historically, these expenditures accounted for a substantial portion of the Company's accumulated deficit. Also contributing to the accumulated deficit are the historical costs associated with the prior strategy to develop a worldwide clinical business.

INFLATION

              The Company believes that inflation has not had a material impact on its results of operations.

YEAR 2000

              Information technology systems ("IT Systems") are an integral part of the services and products the Company provides. Non-IT Systems play a nominal role in the Company's operations. The Company has been assessing Year 2000 compliance issues from an internal, supplier and customer perspective and has been actively involved in resolving related issues since 1997. The Company is in the process of undertaking actions to ensure that its IT Systems are Year 2000 compliant and expects to finish such process by the end of the second quarter of 1999. The Company has not yet determined whether a testing phase of its IT Systems will be necessary or, if necessary, when such testing would be undertaken or completed. Any failure of the Company to adequately correct its IT Systems or any failure of any supplier or customer on whom the Company is dependent to be Year 2000 compliant could materially adversely affect the Company's ability to conduct operations and, therefore, could materially adversely affect its financial condition, results of operations and cash flows. The Company currently estimates that costs and expenses of assessment and corrective activities will be approximately $1,000,000, of which approximately $400,000 has been spent to date. However, the Company's current financial condition may prevent it from expending sufficient sums to adequately resolve in a timely manner all Year 2000 issues. See "Capital Requirements". Further, the Company is dependent on the efforts of a limited number of key employees to address Year 2000 compliance issues, and the loss of one or more of such employees could materially adversely impact the Company's ability to assess and resolve Year 2000 issues in a timely manner. There can be no assurance that (i) the Company will have the resources or ability to resolve in a timely manner the Year 2000 compliance of its IT Systems and third parties on which it depends, (ii) the Company will be able to retain the services of the key employees addressing Year 2000 compliance issues,
(iii) the costs related to assessing and resolving Year 2000 issues will not be material or (iv) the Company's operations, financial condition and results of operations will not be materially adversely impacted by a failure to achieve any of the foregoing.

EURO CONVERSION

              On January 1, 1999, eleven of the fifteen countries that are members of the European Union are scheduled to introduce a new currency unit called the "euro", which will ultimately replace the national currencies of these eleven countries. The conversion rates between the euro and the participating countries' currencies will be fixed irrevocably as of January 1, 1999, with the participating countries' national currencies being removed from circulation between January 1, 1999 and June 30, 2002 and replaced by euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts or wire transfers denominated in euro or the participating country's national currency.

              Under the regulations governing the transition to the euro, there is a "no compulsion, no prohibition" rule which states that no one is obligated to use the euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, by January 1, 1999, the Company expects to be able to (i) receive euro denominated payments, (ii) invoice in euro as requested by customers and suppliers and (iii) perform appropriate conversion and rounding calculations. Full conversion of all affected country operations to the euro is expected to be completed by the time national currencies are removed from circulation. The cost of software and business process conversion required to achieve such abilities is not expected to be material. However, there can be no assurance that the Company and its significant customers and suppliers in the affected countries will be euro compliant by January 1, 1999 or that any such failure to be euro compliant will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

              The Company does not anticipate that the introduction and use of the euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments, or will have a material adverse effect on operating results, financial condition or cash flows. However, the ultimate effect that the euro will have on competition due to price transparency, foreign currency risks and relationships and transactions with third parties cannot yet be determined. The Company continues to monitor and assess the potential risks imposed by the euro.

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

              In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for the accounting treatment of various costs typically incurred during the development or purchase of computer software for internal use. SOP 98-1 shall be effective for fiscal periods beginning after December 15, 1998. The impact on the Company's consolidated results of operations, financial position and cash flows of the application of SOP 98-1 is currently being evaluated.

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

FORWARD LOOKING STATEMENTS

              The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange of 1934. These forward-looking statements are subject to certain risks and uncertainties described below, which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward- looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

              In addition to factors discussed above in "-- Year 2000," factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the execution of a definitive Merger Agreement, the consummation of the Merger, if the Merger Agreement is executed, the success in obtaining the necessary regulatory and stockholder approvals for the Merger, the satisfaction of other closing conditions (some of which would be beyond the Company's control) and the subsequent consummation of the Merger; the degree of the Company's success in obtaining new contracts; the scope and duration of existing drug development trials; the loss or downsizing of, or delay in, existing drug development trials; the lengthening of the lead time to convert proposals into contracts and revenues; the Company's exposure to cost overruns under fixed-price contracts; the Company's dependence on certain clients, especially its larger clients, and on the pharmaceutical and biotechnology industries; adverse trends in the regulatory environment, including health care reform measures; the Company's dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations, the ability to obtain future financings; costs of restructuring the clinical operations; and the costs associated with dispositions or integrating future acquired businesses. In addition, the Company's quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above in "-- Quarterly Results" as well as the costs associated with discontinuing clinical businesses as discussed under "-- Restructuring of Clinical Operations".

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURE
                      ABOUT MARKET RISKS

              Not required

                           PART II. OTHER INFORMATION


Item 3.               Defaults under Senior Securities
                      --------------------------------

              See "-- Default and Forbearance" and "-- Capital Requirements" above.

Item 6.               Exhibits and Reports on Form 8-K
                      ---------------------------------

              a.      Exhibits

                  4.1 Shareholders' Rights Agreement, dated July 1, 1998, incorporated by reference to the Company's Current Report on Form 8-K dated July 1, 1998.
                  27.1     Financial Data Schedule-September 30, 1998
                  27.2     Financial Data Schedule-September 30, 1997 (restated)

              b.      Reports on Form 8-K

                      The Company filed a Form 8-K, dated July 1, 1998 reporting under Item 5, the adoption of a Shareholder's Rights Agreement.

                       CHRYSALIS INTERNATIONAL CORPORATION

                                   SIGNATURES



         The financial information furnished herein has not been audited. However in the opinion of management, all significant adjustments necessary for a fair presentation for the three and nine month periods ended September 30, 1998 and 1997, have been included.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 16, 1998                    CHRYSALIS INTERNATIONAL
                                            CORPORATION



/s/ Paul J. Schmitt                         /s/ John G. Cooper
----------------------------------          -----------------------------------
Chairman of the Board, President &          John G. Cooper
     Chief Executive Officer                Sr. Vice President, Chief Financial
                                                Officer and Treasurer
                                            (Duly Authorized Officer and Chief
                                                Accounting Officer)