Form 10-Q/A
period 1998-09-30
CHRYSALIS INTERNATIONAL CORP
filed 1998-11-25
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A




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

This Form 10-Q/A of Chrysalis International Corporation for the quarter ended September 30, 1998 is being filed to correct certain inconsistencies and typographical errors contained in the Form 10-Q as originally filed. Capitalized terms used herein and not defined herein are used as defined in the original Form 10-Q of Chrysalis International Corporation for the quarterly period ended September 30, 1998 (the "original Form 10-Q"). All information set forth in this Form 10-Q/A is given as of November 16, 1998, the date of the filing of the original Form 10-Q.

1. Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in Item 1 of Part 1 of the original Form 10-Q is hereby amended and restated to read as follows:

Note 4.               Stock Option Repricing
                      ----------------------

              In June 1988, the Company authorized the repricing of potentially 524,000 stock options, held by non-officer employees, under the Company's 1991 and 1996 Stock Option Plans. The repricing excluded officers, directors and all non-employee option holders. This repricing, with the agreement of the affected employees, was a 2 for 1 exchange in option shares. Pursuant to the repricing, 208,100 options were repriced at $1.6875, resulting in 104,050 new options. One-half of these options will vest one year after the date of the agreement and the remaining one-half will vest daily for a period of one year beginning
June 25, 1999.

2. Item 2 of Part I of the original Form 10-Q is hereby amended and restated to read as follows:


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

3. Item 3 of Part II of the original Form 10-Q is hereby amended and restated to read in its entirety as follows:

Item 3.               Defaults under Senior Securities
                      --------------------------------

              See "-- Default" and "-- Capital Requirements" in Item 2 of Part I above.

                       CHRYSALIS INTERNATIONAL CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 25, 1998                    CHRYSALIS INTERNATIONAL
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