Form 10-K
period 1998-12-31
CHRYSALIS INTERNATIONAL CORP
filed 1999-03-31
CIK 880456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998          Commission File No. 0-19659

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

                     Common stock, Par Value $0.01 Per Share

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of Common stock held by non-affiliates as of March 20, 1999 at a closing price of $0.563 per share as reported by the Nasdaq National Market was approximately $5,492,908.

      The number of shares of Common stock outstanding as of March 20, 1999 was 11,666,480.

Except as otherwise noted, all references to Chrysalis include all subsidiaries of Chrysalis International Corporation. Unless otherwise indicated, financial information is presented in U.S. dollars.

                                     PART I

Item 1. Business

General

      Chrysalis, incorporated in 1988, is an international contract research organization. Chrysalis provides drug development services primarily to the pharmaceutical and biotechnology industries. Chrysalis' services include:

      o     transgenic discovery research;

      o     preclinical development; and

      o     clinical capabilities.

      In addition, Chrysalis uses its proprietary transgenic and licensed gene targeting technology to provide services for its clients that require transgenic animal models. Chrysalis' clients use these models to:

      o determine the function of human genes and identify therapeutic targets implicated in disease; and

      o     to evaluate therapeutic lead compounds for further development.

Merger Agreement

      On November 18, 1998, Chrysalis announced that it had executed a definitive Agreement and Plan of Merger with Phoenix International Life Sciences Inc., a corporation constituted under the laws of Canada. In accordance with the terms of the merger agreement, Phoenix will acquire Chrysalis pursuant to a merger of one of Phoenix's wholly owned subsidiaries with and into Chrysalis. Pursuant to the merger, Chrysalis stockholders will receive, for each share of Common stock, par value $.01 per share, of Chrysalis, approximately 0.08527 of a Phoenix common share, based on shares of Chrysalis common stock and options to purchase shares of Common stock outstanding on January 31, 1999. The actual fraction of a Phoenix common share will be calculated by dividing $8.29 million by the number of outstanding shares of common stock on the date immediately prior to the merger and the number of shares of common stock subject to options having an exercise price less than $0.71 divided by $8.28. Consummation of the merger agreement is subject to receipt of necessary regulatory approvals, receipt of the approval of Chrysalis' stockholders and satisfaction of certain other closing conditions, some of which are beyond the parties' control. Chrysalis anticipates that the merger agreement will be submitted to Chrysalis' stockholders for their approval during April 1999.

      The merger agreement contains a number of covenants restricting Chrysalis' ability to conduct its operations. These covenants include restrictions on Chrysalis' ability, without Phoenix's consent to:

      o     increase compensation to employees;

      o     make capital and other expenditures; and

      o     enter into or amend real property leases.

      Although the merger agreement does not permit Phoenix to unreasonably withhold or delay its consent, the restrictive covenants, or the refusal or delay of Phoenix to give any required consent, may adversely affect Chrysalis' ability to conduct its operations prior to the merger. In addition, it is possible that the restrictive covenants will hamper Chrysalis' operations to such an extent that Chrysalis will be unable to satisfy one or more of the conditions to the merger. If this occurred, Phoenix may be able to choose not to consummate the merger.

Forbearance Agreement

      At September 30, 1998 and December 31, 1998, Chrysalis was in default under its loan agreement with its senior secured lender (the "Bank"). The defaults arose from the failure by Chrysalis to meet required financial ratios contained in the loan agreement. The Bank refused to waive the defaults. Instead, Chrysalis, the Bank and Phoenix entered into the forbearance agreement concurrently with the merger agreement. Under the forbearance agreement, the Bank agreed not to exercise its rights and remedies with respect to existing defaults under the loan agreement until January 31, 1999. The forbearance agreement required Chrysalis to place $3.0 million in U.S. Treasury Securities in a pledge account as cash collateral for the benefit of the Bank. A portion of the pledged amount would have been used to pay the $312,500 principal installment due on December 31, 998. The forbearance agreement also provides that if Phoenix guaranteed repayment of the outstanding loan amount and secured the guaranty with a cash collateral pledge, then the Bank would:

      o     extend the forbearance period until March 31, 1999;

      o     release the $3.0 million pledge of Chrysalis; and

      o     waive the December 1998 principal payment.

      In connection with the merger agreement and the forbearance agreement, Phoenix entered into an unconditional guaranty in favor of the Bank. Under the guaranty, Phoenix guaranteed payment of Chrysalis' outstanding indebtedness to the Bank under the loan agreement. As of January 31, 1999, the outstanding principal balance under the loan agreement was $4,687,500.

      To secure its obligations under the guaranty, Phoenix delivered $4,724,975 to a pledged collateral account for the benefit of the Bank. That amount was equal to the outstanding principal amount and accrued interest owed to the Bank by Chrysalis. In the event of a default under the guaranty, the Bank can foreclose on the pledged collateral.

      In consideration of the delivery by Phoenix to the Bank of the guaranty and the pledged cash collateral, the Bank granted Phoenix the option to acquire from the Bank all of its right, title and interest under the loan agreement and related documents, and all liens, mortgages and security interests that secure any obligations under the loan agreement and related documents. If Phoenix exercises its option, Phoenix will pay to the Bank the payment of the outstanding principal indebtedness under the loan agreement plus all accrued interest.

As a result of the delivery of the guaranty and the pledged cash collateral:

      o     the forbearance period was extended until March 31, 1999;

      o     the Bank released Chrysalis' $3.0 million pledge; and

      o the December 31, 1998 principal payment owed by Chrysalis to the Bank was waived.

      In March 1999, Chrysalis, the Bank and Phoenix executed an amendment to the forbearance agreement under which:

      o     the forbearance period was extended until April 30, 1999; and

      o the scope of the forbearance agreement was broadened to cover any defaults as of March 31, 1999.

Restructuring of Clinical Operations

      The merger agreement requires Chrysalis to shut down and discontinue providing clinical services in the United States and at several of its clinical operations in Europe. Chrysalis has begun to shut down its clinical operations in Austin, Texas, Dusseldorf, Germany and Cham, Switzerland. As a result of these shut downs, Chrysalis will no longer provide services for Phase I clinical studies. It will focus on providing services for Phase II or Phase III clinical studies in Germany, Eastern Europe and Israel. These shut downs in Dusseldorf, Germany and Austin, Texas and a significant downsizing of Chrysalis' European clinical operations will occur even if the merger is not completed. If the merger is not completed, Chrysalis expects to continue to provide Phase II and Phase III clinical services in Eastern Europe and Israel, as well as in Western Europe on a significantly downsized basis. Chrysalis will perform fully or transfer existing clinical studies at shut down and downsized locations to other Chrysalis locations. After the merger, existing clinical studies may be transferred to Phoenix locations.

      The shut down and downsizing have materially adversely affected:

      o Chrysalis' ability to provide clinical data management and biostatistical services;

      o its ability to coordinate its marketing efforts and cross-sell its services; and

      o its ability to compete with international full service contract research organizations for clinical contracts.

If the merger is not completed, these factors are expected to continue to materially adversely affect Chrysalis' operations, results of operations and financial condition for the long term.

Other Matters

      On March 16, 1998, Chrysalis issued a $5.0 million subordinated note to a wholly owned subsidiary of MDS Inc., a Canadian corporation. As part of this transaction, Chrysalis also issued to MDS's subsidiary a warrant to purchase 2,000,000 shares of Common stock for $2.50 per share. In addition, Chrysalis and MDS entered into a standstill agreement which governs the ownership and acquisition of securities of Chrysalis by MDS and its affiliates.

      On December 18, 1996, Chrysalis issued 2,632,600 shares of Common stock in connection with the acquisition by Chrysalis of all of the outstanding equity interests in BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation (the "BioClin Group"). Chrysalis recorded the BioClin Group acquisition using the "pooling-of-interests" method of accounting.

      Chrysalis is also the exclusive commercial licensee of a U.S. patent covering DNA microinjection. DNA microinjection is the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animal models. Chrysalis uses this process for its transgenic research and drug discovery services. Chrysalis also grants several types of sublicenses for the use of this technology by commercial firms and academia. Chrysalis receives revenues from these sublicenses consisting of fees and, in some cases, royalties.

New Drug Development Process Overview

      Drug development is an expensive and lengthy process. Before a new drug can be marketed, it must undergo extensive testing and regulatory review to determine its safety and efficacy. Two of the most critical stages of this process are preclinical and clinical testing. In preclinical testing, the sponsor of the new drug conducts laboratory analyses and animal tests to determine the basic biological activity and safety of the drug. After successfully completing the preclinical phase, the drug undergoes a series of clinical tests in humans. These tests typically progress from dosing studies in healthy volunteers to testing in patients with the targeted disease. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. In the United States, preclinical and clinical testing must comply with the requirements of good laboratory practices and good clinical practices and other standards established by the FDA and other federal and state governmental authorities.

      The FDA pioneered the use of clinical trials for new drug development. The agency's approval process has shaped much of drug regulation worldwide. In recent years, the FDA and corresponding regulatory agencies of the major industrial countries, including Canada, Japan and the European Union, commenced discussions to develop common standards for the conduct of preclinical and clinical studies. In addition, these regulatory agencies had discussions on the format and content of applications for new drug approvals. Data from multinational studies adhering to good clinical practices are now generally acceptable to the FDA and the governments within the European Union.

      In the United States, a drug sponsor must file an investigational new drug application with the FDA before the commencement of human testing of a drug. The investigational new drug application includes preclinical testing results. It also describes the sponsor's plans for conducting human clinical trials. The design of these plans, known as the study protocol, is critical to the success of the drug development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the drug.

      Extensive preclinical testing, involving pharmacology and toxicology studies, is required before a drug developer may conduct safety and efficacy testing in humans. In efficacy studies, drug candidates are evaluated in animal models that simulate human disease conditions. These screens are used primarily by pharmaceutical and biotechnology companies. In toxicology studies, drug candidates are tested in normal, healthy animals to determine their potential harmful effects to humans. In addition, new industrial and agricultural chemicals often require extensive toxicology testing before they may be sold. Therefore, toxicology tests are used not only by developers of new drugs, but also by developers of other chemical products.

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

Phase III. Phase III trials are conducted on a significantly larger population of several hundred to several thousand patients who suffer from the targeted disease or condition. Phase III trials are designed to measure long-term side effects and efficacy on a larger scale.

Phase IV. As a condition of granting marketing approval, the FDA may require a sponsor to continue to conduct additional clinical trials, known as Phase IV trials. Phase IV trials are designed to (1) monitor long-term risks and benefits, (2) study different dosage levels, or (3) evaluate different safety and efficacy parameters in target patient populations. The increasing importance of Phase IV trials results in increased numbers of patients tested and increased numbers of sites at which testing is performed.

      After the successful completion of Phase III trials, the sponsor of a new drug may submit a new drug application to the FDA. The new drug application is a comprehensive filing that includes the results of all preclinical and clinical studies and information about the drug's composition. The application also contains the sponsor's plans for producing, packaging and labeling the drug. Most of the clinical data contained in a new drug application is generated during the Phase II and III trials. Drugs that successfully complete FDA review may be marketed in the United States, subject to any conditions imposed by the FDA.

Industry Overview

      The contract research organization industry provides independent product development services primarily for the pharmaceutical and biotechnology industries. Companies in these industries outsource product development services to contract research organizations that manage the drug development process. Contract research organizations derive substantially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. See "--Competition."

Services

The major categories of drug development services offered by Chrysalis are:

Transgenic Services

      Chrysalis has observed an acceptance by the pharmaceutical and biotechnology industries in the use of transgenic laboratory animal model technology as a tool to improve drug discovery programs. As a result of this acceptance, Chrysalis is able to use its proprietary DNA microinjection technology to offer its specialty transgenic-based contract research services. These services are used by companies electing to outsource all or a portion of their transgenic animal model needs. These transgenic-based specialty contract research services include gene function assessment, custom model development programs, molecular biology services and other related services.

      In the area of genomics research, Chrysalis' transgenic animal technology is being used to determine the functions of human genes and to identify human gene targets implicated in disease. Transgenic animal technology provides for the genetic manipulation of animals, allowing for the production of animals that more accurately reflect human biochemistry, physiology and pathology. Worldwide efforts to map and sequence the human genome have resulted in the identification of new genes. These newly-identified genes and transgenic animal technology allow for the generation of new laboratory animals with specifically engineered genetic traits. These new animals will facilitate the understanding of the molecular basis of disease progression.

Preclinical Services

      Chrysalis believes it offers clients, on an international basis, a broad range of preclinical drug development services. Chrysalis also believes it can provide a majority of the preclinical testing requirements necessary to secure approval to initiate human clinical trials from the FDA and regulators in the European community and Japan. Chrysalis provides the following preclinical drug development services:

Toxicology. Toxicology studies are designed to identify and evaluate any harmful effects that pharmaceuticals or chemicals might cause to humans. These studies are required in connection with the FDA approval process. Chrysalis provides the toxicology testing services in the areas of mutagenesis/genetic toxicology, teratology, reproduction/fertility, immunotoxicology, continuous infusion, carcinogenesis, and acute, subacute and chronic evaluations. Chrysalis believes it has a recognized specialty expertise in continuous infusion administration techniques and immunotoxicology.

Pharmacology. Pharmacology studies are designed to quantify the properties and reactions of drugs primarily in relation to their therapeutic value. Chrysalis provides testing in therapeutic areas involving the central nervous system, cardiovascular, pulmonary, anti-inflammatory, gastrointestinal, cardiopulmonary and analgesia. In addition, Chrysalis provides safety pharmacology studies. These studies include the evaluation of possible effects on the central nervous system, cardiovascular, gastrointestinal, pulmonary and renal function and adverse interaction with drugs likely to be co-administered with the development candidate.

Pharmacokinetics. Pharmacokinetic studies are designed to characterize the time course of drug absorption, distribution, metabolism and excretion and relate these processes to the intensity and time course of pharmacological and toxicological effects of drugs.

Immunology. Immunology studies are designed to evaluate and test the substance's ability to affect the immune system of humans.

Clinical Services

      Chrysalis' clinical services include clinical trial management services and product registration and regulatory services. These services can be provided separately or as an integrated package. Services from each of these categories can be used for the development and execution of a new drug application. However, Chrysalis has begun to shut-down and discontinue providing clinical services in the United States and several of its clinical operations in Europe. Even if the merger is not consummated, the clinical services offered by Chrysalis will be reduced significantly. Therefore, Chrysalis no longer provides Phase I clinical services. In addition, its ability to provide some of the other services described below has been severely restricted and will be severely restricted if the merger is not consummated. See "nGeneralnRestructuring of Clinical Operations."

      Clinical Trial Management Services. Chrysalis offers complete services for the design, placement, performance and management of clinical trial programs. These programs are critical elements in obtaining regulatory approval for drugs. Chrysalis has performed services in connection with trials in many therapeutic areas. Chrysalis' multidisciplinary clinical trials group has the ability to examine a product's existing preclinical and clinical data for the purposes of designing protocols for clinical trials to ascertain evidence of the product's safety and efficacy.

      Chrysalis' services include management of Phase II through IV trials and, until recently, included management of Phase I trials. Management services include:

      o     design of operations manuals;

      o     identification and recruitment of trial investigators;

      o     initiation of sites;

      o     monitoring for strict adherence to good clinical practices;

      o site visits to ensure compliance with protocol procedures and proper collection of data;

      o     interpretation of trial results; and

      o     report preparation.

      If the merger is not consummated, Chrysalis expects to continue to provide Phase II and Phase III clinical services in Eastern Europe and Israel, and in Western Europe on a significantly downsized basis. See " -General-Restructuring of Clinical Operations" above.

Phase I Services. Before the shut-downs that Chrysalis is currently conducting, Chrysalis provided a number of Phase I services. They included:

      o     computerized volunteer databases;

      o     a clinical pharmacology unit;

      o     access to special populations;

      o     vital signs;

      o     telemetry; and

      o     statistical evaluation.

Phase II--Phase IV Services. Chrysalis provides Phase II through Phase IV services. These services include:

      o     efficacy testing;

      o     additional safety data; and

      o     long-term risks and side effects.

      Chrysalis maintains a network of physicians who serve as investigators at hospitals and university centers for in- and outpatient studies. Chrysalis also maintains a network of established research sites performing special investigations and a selection of centralized laboratories. Until the shut-downs, these sites were located in each country across Europe, Israel and North America. However, Chrysalis has begun the process of shutting down its clinical operations in North America and significantly downsizing its European clinical operations. See "n General n Restructuring of Clinical Operations" above. In connection with Phase II through Phase IV services, Chrysalis provides project management, monitoring and data management. Monitoring is handled under traditional methods or by fax or remote/direct data entry.

Monitoring for Strict Adherence to Good Clinical Practices. Efficient data collection, form design, detailed operations manuals and site visits by Chrysalis' contract research assistants are used to determine whether clinical investigators and their staff follow established protocols and accurately record the findings of the trials. In addition, Chrysalis has quality assurance auditors that provide additional internal and external auditing.

      In connection with its services, Chrysalis assists clients with one or more of the following:

      (1) Study Protocol. The protocol defines the medical issues the study seeks to examine and the statistical tests to be conducted. Examples include:

            o the frequency and type of laboratory and clinical measures that are to be tracked and analyzed;

            o the number of patients required to produce a statistically valid result;

            o     the period of time over which they must be tracked; and

            o     the frequency and dosage of drug administration.

      (2) Case Report Forms. Once the study protocol has been finalized, special forms for recording the required information must be developed. These forms are called case report forms.

      (3) Site and Investigator Recruitment. The drug is administered to patients under the supervision of physicians who serve as investigators, at hospitals, clinics or other locations, referred to as sites. Potential investigators may be identified by the drug sponsor or Chrysalis. Generally, the investigators contract directly with Chrysalis. The trial's success depends on the successful identification and recruitment of investigators with proper expertise and an adequate base of patients who satisfy the requirements of the study protocol.

      (4) Patient Recruitment and Enrollment. Prior to the shut downs, Chrysalis recruited Phase I volunteers and maintained a database of those volunteers. The investigators, however, find and enroll patients suitable for the Phase II through IV trials according to the study protocol. Prospective patients are required to review information about the drug and its possible side effects. Prospective patients are also required to sign an informed consent to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol.

      (5) Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on case report forms and laboratory reports. The data are collected from study sites by contract research assistants. Contract research assistants visit sites regularly to ensure that the case report forms are completed correctly and that all data specified in the protocol are collected. Case report forms are reviewed for consistency and accuracy before their data are entered into an electronic database.

      (6) Medical Affairs. Throughout the course of a clinical trial, Chrysalis may provide various medical research and services. These services include:

            o     medical monitoring of clinical trials;

            o     interpretation of clinical trial results; and

            o     preparation of clinical study reports.

      (7) Report Writing. The results of statistical analysis of data collected during the trial, together with other clinical data, are included in a final report to be included in a regulatory document.

      (8) Information Technology. Prior to the shut downs, Chrysalis maintained a fully networked information system to facilitate complete computerized data management of Phase II through Phase IV trials. Laboratory data was on-line for review by physicians and project managers. Chrysalis' ability to provide information technology services has been materially adversely impacted by the restructuring of its clinical operations. If the merger is not completed, Chrysalis will have only a small operation in Eastern Europe to perform these services. Chrysalis would have to expand its facilities significantly to continue to provide these services.

Clinical Data Management and Biostatistical Services. Prior to the shut downs, Chrysalis had experience in creating scientific databases for all phases of the drug development process. These databases provided clients with data abstraction, data review and coding, data verification and editing and problem data resolution capabilities. Chrysalis used an imaging technology process which eliminates time and minimizes potential data entry errors. This was accomplished by electronically routing, tracking and querying optically scanned case report forms. Chrysalis' data management professionals also assisted in the design and development of study protocols and case report forms, training manuals and training sessions for investigators and coordinators.

      Prior to the shutdowns, Chrysalis' biostatistics professionals provided biostatistical consulting, database design, data analysis and statistical reporting. Chrysalis' biostatisticians provided clients with assistance in all phases of drug development. These professionals developed and reviewed protocols. They also designed appropriate analysis plans and report formats to address the objectives of the study protocol and the client's individual objectives. Chrysalis' ability to provide clinical data management and biostatistical services has been materially adversely impacted by the restructuring of its clinical operations. If the merger is not completed, Chrysalis will have only a small operation in Eastern Europe to perform these services. Chrysalis would have to expand its facilities significantly to continue to provide these services.

Product Registration Services/Regulatory Affairs. The pharmaceutical companies have their own regulatory expertise and generally register their products without the assistance of third parties. In connection with its Phase II through Phase IV services to these pharmaceutical companies, Chrysalis provides regulatory strategy formulation and consultation. If requested, Chrysalis also acts as a liaison with the FDA and other international regulatory agencies. Until the shutdowns, Chrysalis provided similar services in connection with its Phase I services.

Marketing

      The majority of new studies conducted by Chrysalis are derived from existing clients. To obtain new clients, Chrysalis contacts potential clients directly through its marketing and sales representatives and its senior business management. Chrysalis also participates in various scientific association and/or business symposia. In addition, Chrysalis contacts potential clients indirectly through other media, including scientific and trade journal advertising, brochures and direct mailings. Further, Chrysalis' sales and marketing representatives target promotion efforts to potentially new clients who are not familiar with Chrysalis' services. These representatives also target the expansion of services for existing clients. In addition, Chrysalis' scientific personnel participate in a variety of business/scientifically oriented endeavors. These endeavors include publishing scientific papers and making presentations at scientific meetings. Chrysalis also participates in commercial conferences and advertises at these conferences. Further, Chrysalis also attends and provides exhibits at selected industry trade shows in the United States and Europe.

      Chrysalis' marketing personnel:

      o     seek new clients;

      o seek contracts with new therapeutic areas or divisions with existing clients;

      o     cross-sell other services to existing clients; and

      o develop strategic alliances with major pharmaceutical and biotechnology companies.

      However, Chrysalis' ability to coordinate its marketing efforts and cross-sell other services has been materially adversely affected by its liquidity constraints and shutdowns. See " -General- Restructuring of Clinical Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Chrysalis."

Loss of a Large Clinical Trial

      One of Chrysalis' largest clients, a leading pharmaceutical company, notified Chrysalis that it decided to delay a large clinical trial originally expected to begin during the fourth quarter of 1997. In April 1998, the client informed Chrysalis that the drug being developed in this trial would be out-licensed or co-developed with a partner. In December 1998, the client advised Chrysalis that the drug had been out-licensed to another company that did not intend to use Chrysalis' services.

      During 1997, Chrysalis incurred significant expenses to expand its infrastructure to support the clinical trial. These expenses primarily consisted of additional operational, managerial and administrative personnel and facility expansion costs. Chrysalis leased additional real estate and acquired or leased additional office and computer equipment in anticipation of this trial. Chrysalis estimates that its clinical cost structure would have increased annually by approximately $5 million through expansion activities undertaken to accommodate the trial. After being notified in December 1997 of the delay in the trial, Chrysalis decided to maintain this additional infrastructure to improve its ability to compete for other large global studies. However, shortly after receiving the April 1998 notice, Chrysalis began to reduce this infrastructure. As a result of the expenses associated with the expanded infrastructure, Chrysalis' results for the fourth quarter of 1997 and for fiscal year 1998 were negatively impacted.

      Although Chrysalis obtained additional clients and contracts during 1998, these new clients and contracts did not and will not result in significant revenue in the near term. Revenues from these additional contracts will not be sufficient to offset the significant expenses associated with the expanded infrastructure. See "- Backlog," and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Chrysalis."

Customers

      Chrysalis has in the past derived, and may in the future derive, a significant portion of its net service revenue from a relatively limited number of major projects or clients. Contract research organizations often have customer concentrations. Concentrations are increasing as large pharmaceutical and biotechnology companies are outsourcing larger clinical trials and large multiple site trials to fewer contract research organizations. For the year ended December 31, 1998, Chrysalis' top five customers accounted for approximately 37% of Chrysalis' combined net service revenue. One customer of Chrysalis, a large international pharmaceutical company with revenues in excess of $10 billion, accounted for approximately 13% of net service revenues for the year ended December 31, 1998. This customer delayed the large clinical trial which was originally expected to begin during the fourth quarter of 1997. See "-Loss of a Large Clinical Trial" above. Chrysalis believes that the loss of any of these customers would have a material adverse effect on Chrysalis unless it was able to replace the customer or expand services provided to other customers. Chrysalis may not be able to replace the loss of any of those customers or expand services to existing customers on terms acceptable to Chrysalis.

Backlog

      Chrysalis reports backlog based on anticipated net revenues from uncompleted projects which have been authorized by the client. The authorization may be through a written contract or by other means . Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. In certain cases, Chrysalis will commence work on a project prior to finalizing a letter of intent or contract. Contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Termination or delays can result from a number of factors, many of which are beyond Chrysalis' control. Delayed contracts remain in Chrysalis' backlog until a determination is made to continue, modify or cancel the contract.

      Chrysalis believes that its backlog as of any date is not necessarily a meaningful indicator of future results. Chrysalis may not be able to realize net service revenue included in backlog. As of December 31, 1998, Chrysalis' backlog was approximately $14.5 million compared to approximately $41 million at December 31, 1997 and approximately $25 million at December 31, 1996. The increase in backlog from December 31, 1996 to December 31, 1997 reflects primarily the addition of the large clinical trial that was originally expected to begin during the fourth quarter of 1997 but was delayed. In April 1998, the customer informed Chrysalis that the drug being developed in this trial would be out-licensed or co-developed with a partner. As a result of this information, Chrysalis removed from its backlog the anticipated revenue associated with this large clinical trial. This removal accounts for a majority of the decrease in backlog from December 31, 1997 to December 31, 1998. See "- Loss of a Large Clinical Trial" above.

Competition

      Chrysalis competes primarily against pharmaceutical companies' own in-house research departments, other contract research organizations and universities and teaching hospitals. The contract research organization industry includes several hundred small, limited service providers, several medium sized clinical research organizations, and a few full service global drug development companies. The clinical research organization industry is consolidating as a result of competitive pressures and economies of scale. Mergers and acquisitions have resulted in the emergence of full service contract research organizations with the international human, technical and financial resources to conduct the full range of preclinical and clinical drug development trials on behalf of pharmaceutical and biotechnology companies. These large, full service competitors may have substantially greater capital, technical and other resources, may be better known, and may have more experienced personnel than Chrysalis. Chrysalis' major competitors include: Covance, Inc.; Parexel International Corporation; Quintiles Transnational Corporation; ClinTrials Research Inc.; Pharmaceutical Products Development Corporation; Huntington Life Sciences Ltd.; Kendle International, Inc. and Phoenix.

      Contract research organizations generally compete on the basis of:

      o     previous experience;

      o     medical and scientific expertise in specific therapeutic areas;

      o     specialty preclinical capabilities;

      o     the quality of contract research;

      o     the ability to manage large and complex medical databases;

      o     the ability to provide statistical and regulatory services;

      o     the ability to recruit investigators;

      o the ability to integrate information technology with systems to improve the efficiency of contract research;

      o     an international presence with strategically located facilities; and

      o     financial viability.

      In some markets, price also is a significant factor. Chrysalis has begun to shut down certain of its facilities and to downsize significantly its international clinical operations. Chrysalis expects these activities to materially adversely affect its ability to compete if the merger is not completed.

Microinjection Patent Licensing

      Chrysalis possesses an exclusive license to a U.S. patent awarded to Ohio University. The patent covers DNA microinjection. Chrysalis uses DNA microinjection to provide its specialty transgenic-based services.

      Chrysalis grants sublicenses of its proprietary DNA microinjection technology, the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animals. These sublicenses entitle Chrysalis to receive revenues consisting of fees and, in some cases, royalties.

      While Chrysalis has retained the exclusive rights to use DNA microinjection for its drug development services, it has granted several non-exclusive sublicenses for the use of DNA microinjection in a variety of applications. These applications include the development, use and sale of other commercial transgenic animal based products and transgenic animal models. In those instances where Chrysalis grants a sublicense for commercial applications, Chrysalis receives an annual license fee and revenue based royalties upon commercialization of the products and services. In the case of sublicenses for noncommercial applications, Chrysalis generally receives an annual license fee. Chrysalis will continue to license this technology for the development of transgenic animals and transgenic animal derived products which do not conflict with the specialty transgenic animal services offered by Chrysalis.

Government Regulation

      Chrysalis' operations are subject to numerous regulatory requirements designed to assure the quality and integrity of its drug development services. In recent years, these regulations have become more numerous and stringent, reflecting an increased public concern about the dangers of potentially toxic drugs, chemicals and other substances. The following information describes current statutory or regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of Chrysalis.

      The industry standard for conducting biological testing is embodied in regulations called "good laboratory practices." Good laboratory practices has been adopted by the Environmental Protection Agency and the FDA in the United States and the Minister des Affaires Sociales et de la Solidarite Nationale in France. Good laboratory practices stipulates requirements for facilities, equipment and professional staff. The regulations mandate standardized procedures for controlling studies, for recording and reporting data and for retaining appropriate records. Any governmental agency with the authority to control marketing approval for new products can reject test results if they do not comply with good laboratory practices. Chrysalis monitors ongoing compliance with good laboratory practices standards.

      In addition, Chrysalis is subject to scrutiny by many regulators regarding its laboratories and materials. On the federal level in the United States, Chrysalis is regulated by the Department of Transportation, Occupational Safety and Health Administration, Nuclear Regulatory Commission and the Drug Enforcement Administration. At the state level, Chrysalis is monitored by the Commonwealth of Pennsylvania Department of Labor and Industry and the Pennsylvania Department of Environmental Resources. In addition, some of Chrysalis' European operations are subject to regulations in France similar to the federal and state regulations in the United States.

      In addition to the regulatory framework and good laboratory practices standards for preclinical drug development services, Chrysalis is subject to other regulations under federal, state and foreign law. These regulations include requirements regarding:

      o     occupational safety;

      o     laboratory practices;

      o     the care and use of animals in experimentation and testing;

      o     the use, handling and disposition of radioactive materials;

      o     environmental protection; and

      o     hazardous substance control.

      Chrysalis may be subject to other current and future local, state, federal and foreign regulation, including future regulation of the preclinical drug development industry, the biotechnology field and the biological testing industry.

      The clinical services provided by Chrysalis are ultimately subject to FDA regulation in the United States and comparable agencies in other countries. The level of regulation in other countries is generally less comprehensive than regulation in the United States. The industry standard for conducting clinical research and development studies is embodied in regulations and guidelines called "good clinical practices." Although the FDA has not formally adopted a single good clinical practices guideline, some provisions of good clinical practices have been included in FDA regulations. In Europe, all work is carried out in accordance with the European Union Note For Guidance, "Good Clinical Practice for Trials on Medicinal Products in the European Community." As a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with good clinical practice. These regulations include:

      o complying with FDA regulations governing the selection of qualified investigators;

      o     obtaining specific written commitments from the investigators;

      o     verifying that the patient's informed consent is obtained;

      o     monitoring the validity and accuracy of data;

      o     verifying drug or device accountability; and

      o     instructing investigators to maintain records and reports.

      Chrysalis must also maintain reports for each study for specified periods for inspection by the study sponsor and the applicable regulatory authorities. Non-compliance with good clinical practices can result in the disqualification of data collected during the clinical trial.

      Chrysalis' standard operating procedures are written in accordance with regulations and guidelines appropriate to the region where they will be used. Chrysalis' North American standard operating procedures are based on FDA regulations and guidelines. Chrysalis has developed operating procedures in accordance with local requirements and in harmony with the North American and European operations. Chrysalis has implemented common standard operating procedures across geographic regions to assure consistency whenever feasible and appropriate.

Intellectual Property

      Chrysalis has an exclusive commercial license to a U.S. patent awarded to Ohio University in October 1989. As Chrysalis becomes aware of activities potentially infringing on its commercial rights it takes appropriate action to curtail infringing activities. However, Chrysalis' actions may not result in proof of infringement or curtailment of the potentially infringing party's activities. The potentially infringing party may not become properly licensed and financially obligated to Chrysalis. In addition, technology circumventing the DNA microinjection process may be developed in the future. If new technology is developed, Chrysalis may not be able to continue to practice the processes contained in the DNA microinjection patent. In addition,

Chrysalis may not be able to obtain licenses for the new technology on reasonable terms or at all. Outside of the U.S., the DNA microinjection process is non-proprietary. However, the commercialization of any products in the United States using the DNA microinjection process are protected by the patent. The license has a term equal to the life of the last to expire of all patents covered by the license. The license can be terminated earlier by either party for cause.

Potential Liability and Insurance

      Chrysalis attempts to manage its potential liability by obtaining indemnity provisions in its contracts with clients and investigators hired by Chrysalis on behalf of its clients. These indemnities generally do not, however, protect Chrysalis against some of its own actions, including those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients. The terms and scope of these indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured. As a result, Chrysalis bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. In addition to indemnification provisions, Chrysalis maintains limited coverage for professional service liability insurance. Chrysalis could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or in excess of its insurance coverage. In addition, Chrysalis could be materially adversely affected if a client or investigator failed to honor its indemnification obligations.

      Chrysalis believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements. These requirements include the role of institutional review boards and the need to obtain each patient's informed consent. The FDA requires each human clinical trial to be reviewed and approved by the institutional review board at each study site. An institutional review board is an independent committee that includes both medical and nonmedical personnel. It is obligated to protect the interests of patients enrolled in the trial. After the trial begins, the institutional review board monitors the protocol and the measures designed to protect patients, including the requirement to obtain informed consent.

Nextran

      On August 29, 1994, Chrysalis entered into a Joint Venture Agreement with Baxter Transplant Holdings, Inc., a wholly-owned subsidiary of Baxter Healthcare Corporation, which is a subsidiary of Baxter International, Inc. Under the joint venture agreement, Chrysalis and Baxter Transplant formed Nextran, a Delaware general partnership. Chrysalis had a 30% partnership interest and Baxter Transplant had a 70% partnership interest. Chrysalis contributed to Nextran $2.5 million in cash and specified rights under patent licenses, research agreements, and other intangible assets related to its xenograft, meaning animal to human organ transplantation, and blood substitute programs. The contributed assets included limited rights to practice under the DNA microinjection patent specifically within the xenograft and hemoglobin blood substitute fields of use. Chrysalis also contributed laboratory and office space in Princeton, New Jersey, swine research facilities near Athens, Ohio and certain related equipment and other related assets with a net book value of $2.4 million to Nextran. Baxter Healthcare contributed to Nextran $20 million in cash and specified rights under research and product marketing programs between Baxter Healthcare and various third parties related to certain of its transplantation programs.

      In September 1995, Chrysalis sold its 30% partnership interest in Nextran to Transplant Acquisition Inc., a wholly-owned subsidiary of Baxter Healthcare, for a cash purchase price of $18 million. In connection with this sale, Chrysalis eliminated its investment in Nextran and recorded an estimated nonrecurring gain, net of expenses, income taxes and related accruals, of approximately $17.3 million. If Nextran develops and commercializes hemoglobin blood substitutes using technologies licensed to Nextran by Chrysalis, Chrysalis will receive royalty income equal to 3% of end product sales.

Employees

      As of January 31, 1999, Chrysalis employed approximately 365 individuals on a full-time basis. None of Chrysalis' U.S. employees are represented by trade unions. All of the employees of its European preclinical operations, except senior management, are represented by a legal trade union. These employees are governed by an agreement that is subject to annual renegotiation. Although no employees of the European clinical operations are covered by a trade union, many of them have written contracts with Chrysalis in accordance with local law. The recent uncertainty regarding Chrysalis' future and the announcement of the proposed merger have contributed to the departure of a number of employees of Chrysalis. In addition, the restructuring of Chrysalis' clinical operations has and will continue to result in the termination or departure of a number of other employees. Chrysalis may not be able to retain a sufficient number of skilled personnel to continue adequately providing services to its customers, whether or not the merger occurs.

Segment and Geographic Information

      Note 20 to the audited consolidated financial statements of Chrysalis includes information about revenue, operating profit and identifiable assets attributable to Chrysalis' segments. Note 20 also includes information regarding geographic breakdowns.

Item 2. Properties

      Chrysalis' corporate headquarters are located in Raritan, New Jersey. Chrysalis, under an option provision of the lease agreement, extended its lease on this facility through February 2000. If the merger is completed, Phoenix expects to eventually shut down Chrysalis' corporate headquarters.

      Chrysalis' U.S. preclinical operations are located in two adjacent facilities near Scranton, Pennsylvania. Chrysalis leases one facility with approximately 21,000 square feet. This lease expires after August 1999. Chrysalis has not yet decided whether it will renew this lease or pursue other alternatives. Chrysalis owns the other facility with 20,000 square feet, subject to a mortgage. Chrysalis owns and operates approximately 100,000 square feet of facilities on approximately nine acres near Lyon, France for its preclinical operations in Europe. Chrysalis has an option to purchase land adjacent to these facilities.

      Chrysalis' specialty transgenic services business operates in Princeton, New Jersey. Chrysalis leases a facility for administrative offices and research laboratories. This lease expires in May 2000. In addition, until August 1999 Chrysalis shares an adjacent facility pursuant to an agreement with Nextran. Chrysalis has entered into a lease for one facility under construction near Princeton, New Jersey to replace these two facilities. Chrysalis expects the new lease to begin during the second half of 1999. The new lease will have a ten-year term.

      Chrysalis' U.S. clinical operations are conducted in a leased facility in Austin, Texas. This lease expires in February 2001. Chrysalis expects to terminate or sublet this lease. Chrysalis leases its European clinical headquarters in Cham, Switzerland. This lease expires in March 2000. Chrysalis expects to terminate or sublet this lease. Chrysalis also maintains offices in Mannheim, Germany; Sweden; Denmark; Norway; Finland; Israel; Vilnius, Lithuania; Poland; Russia; and the Ukraine for its clinical operations. In connection with the restructuring of its clinical operations, Chrysalis has begun to shut down its offices at the following locations: Canada; France; Belgium; The Netherlands; the United Kingdom; Spain; and Italy. See "-General-Restructuring of Clinical Operations."

      Chrysalis also leases a facility in Dusseldorf, Germany which it uses for Phase II trials. The facility is Chrysalis' information systems, data management and biostatistical center. This lease expires in August 2001. Chrysalis expects to terminate or sublet this lease. See " -General-Restructuring of Clinical Operations."

      Chrysalis has included expected lease termination costs for the facilities in Germany, Switzerland and Austin, Texas in the restructuring charge that it took in the fourth quarter of 1998. Chrysalis has included expected lease termination costs for its corporate headquarters in the estimated restructuring charge it expects to take in the second quarter of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Chrysalis."

Item 3. Legal Proceedings

      Chrysalis is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5. Market for Registrant's Common Equity And Related Stockholder Matters

      As of the close of business on March 20, 1999 there were approximately 3,786 beneficial holders of Chrysalis common stock. Chrysalis has not declared or paid any cash dividends on shares of its equity securities, including its common stock, since its incorporation in 1988. Chrysalis currently intends to retain its earnings, if any, to finance its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

      Chrysalis' common stock is traded on The Nasdaq National Market. The symbol is CRLS.

      The table below sets forth the high and low closing prices of Chrysalis common stock by quarter during 1998 and 1997.

Quarter 1998           High            Low           Quarter 1997           High           Low
------------           ----            ---           ------------           ----           ---
    1st                $3.38          $2.19              1st                $5.94         $4.44
    2nd                 3.00           1.38              2nd                 5.00          4.06
    3rd                 1.59           0.75              3rd                 4.50          3.44
    4th                 1.63           0.34              4th                 4.38          2.06

      In January 1999, Nasdaq informed Chrysalis that its common stock will be delisted from the Nasdaq National Market beginning April 8, 1999. The Chrysalis common stock will be delisted unless the closing price is $1 or more for any consecutive ten-day period prior to April 6, 1999. Based on recent trading prices and the estimated exchange ratio, Chrysalis does not expect the closing price requirement to be met.

Item 6. Selected Financial Data

-----------------------------------------------------------------------------------------------------------------
                                                                          Years Ended December 31,
                                                           1998         1997        1996        1995        1994
                                                           ----         ----        ----        ----        ----
Statement of Operations Data:                                       (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------
Net revenues                                             $ 39,384    $ 42,298    $ 41,487    $ 39,609    $ 36,188
-----------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Direct costs                                             31,041      29,217      27,313      27,691      25,499
   Research and development                                    --         166         528       1,063       3,940
   General, administrative and marketing                   12,828      12,416      10,942       9,631       9,975
   Depreciation and amortization                            2,092       2,699       2,780       2,907       3,594
   Restructuring costs(1)                                   3,872          --          --          --          --
   Business combination costs(2)                               --          --       3,649          --          --
                                                         --------    --------    --------    --------    --------
-----------------------------------------------------------------------------------------------------------------
                                                           49,833      44,498      45,212      41,292      43,008
   Loss from operations                                   (10,449)     (2,200)     (3,725)     (1,683)     (6,820)
                                                         --------    --------    --------    --------    --------
   Other income (expense), net                               (992)        390         742        (635)       (525)
-----------------------------------------------------------------------------------------------------------------
   Net loss before equity in net loss of Nextran, gain
        on sale of Nextran and taxes                      (11,441)     (1,810)     (2,983)     (2,318)     (7,345)
   Equity in net loss of Nextran(3)                            --          --          --      (2,700)     (1,329)
   Gain on sale of Nextran, net of income taxes(3)             --          --          --      17,266          --
   Income tax expense (benefit)                               716         240         477        (177)        390
                                                         --------    --------    --------    --------    --------
        Net income (loss)                                $(12,157)     (2,050)     (3,460)     12,425      (9.064)
                                                         ========    ========    ========    ========    ========
-----------------------------------------------------------------------------------------------------------------
   Basic earnings (loss) per share                       $  (1.06)      (0.18)      (0.31)       1.12       (0.82)
                                                         ========    ========    ========    ========    ========
   Diluted earnings (loss) per share                     $  (1.06)      (0.18)      (0.31)       1.06       (0.82)
                                                         ========    ========    ========    ========    ========
-----------------------------------------------------------------------------------------------------------------
Balance Sheet Data (at year end):
-----------------------------------------------------------------------------------------------------------------
   Cash, cash equivalents and investments                $  6,705       6,925      13,470      23,102       6,234
   Restricted cash                                             --         460       5,010         777       1,724
   Accounts receivable, net                                 8,766       9,669      10,788      10,907       9,340
   Property, equipment and leasehold improvements,
        net                                                15,686      15,127      15,963      17,806      18,548
   Intangible assets, net                                     809         805         953       1,035         991
   Investment in Nextran(3)                                    --          --          --          --       3,844
   Other assets                                             2,615       2,254       1,759       1,797       1,454
                                                         --------    --------    --------    --------    --------
-----------------------------------------------------------------------------------------------------------------
        Total assets                                     $ 34,581    $ 35,240    $ 47,943    $ 55,424    $ 42,135
                                                         ========    ========    ========    ========    ========
-----------------------------------------------------------------------------------------------------------------
   Current liabilities, excluding debt                     17,681      12,295      17,501      15,292      16,047
   Short-term debt                                          3,250       2,668      11,238      11,559       9,876
   Current portion of long-term debt(4)                     4,821         768         180         744         784
   Long-term debt, excluding current portion                6,010       6,561       2,376       7,830       8,502
   Deferred income taxes                                    1,832       1,646       2,053       2,059       2,075
   Other liabilities                                          725         633       1,054         948       1,180
   Total stockholders' equity                                 262      10,669      13,541      16,992       3,671
                                                         --------    --------    --------    --------    --------
-----------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity       $ 34,581    $ 35,240    $ 47,943    $ 55,424    $ 42,135
                                                         ========    ========    ========    ========    ========
-----------------------------------------------------------------------------------------------------------------

----------
(1) In the fourth quarter of 1998, Chrysalis recorded a restructuring charge of $3,872,000 in connection with the restructuring of its clinical operations. Chrysalis expects to record an additional restructuring charge of $825,000 in the second quarter of 1999 in connection with this restructuring. See "Business -- General -- Restructuring of Clinical Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General Summary."

(2) In the fourth quarter of 1996, Chrysalis recorded business combination costs of approximately $3.6 million for costs incurred as a result of its acquisition of the Bioclin Group on December 18, 1996. See Note 6 of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
(3) On August 29, 1994, Chrysalis entered into a Joint Venture Agreement with Baxter to form Nextran, a partnership in which Chrysalis had a 30% partnership interest. On September 22, 1995, Chrysalis consummated the sale of its 30% partnership interest in Nextran for a cash purchase price of $18 million. As a result of the sale of its partnership interest in Nextran, Chrysalis recorded a nonrecurring gain, net of expenses, income taxes and related accruals of approximately $17.3 million. See "Business -- Nextran."
(4) As a result of Chrysalis' default under its senior term loan, the principal amount of the loan is classified as short-term debt at December 31, 1998. See "Business -- General -- Forbearance Agreement."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHRYSALIS

General Summary

      Chrysalis is an international contract research organization. Chrysalis provides drug development services primarily to the pharmaceutical and biotechnology industries. Chrysalis' services include transgenic discovery research, preclinical development and clinical capabilities. Chrysalis' financial condition and results of operation since January 1, 1996 have been affected by a number of factors described under "Business." These factors include:

      o     Chrysalis' downsizing and restructuring of its clinical operations;

      o     Chrysalis' default under its senior secured loan;

      o Execution of the merger agreement, forbearance agreement and the guaranty and cash collateral pledge related to the forbearance agreement;

      o Chrysalis' issuance of a $5.0 million subordinated note and warrant to an MDS subsidiary;

      o     Chrysalis' acquisition of the Bioclin Group;

      o     Chrysalis' client concentration;

      o The formation of Nextran and Chrysalis' subsequent sale of its interest in Nextran; and

      o     The delay and loss of a large clinical trial.

      Chrysalis took a charge of $3,872,000 in the fourth quarter of 1998 related to the downsizing and restructuring. This restructuring charge related primarily to employee termination costs, provisions for real estate termination expenses and asset write downs. Chrysalis expects to take an additional charge of $825,000 in the second quarter of 1999 related to the downsizing and restructuring. The second quarter charge relates primarily to additional employee termination costs and the anticipated closing of its executive offices as a result of the merger.

      Chrysalis' financial statements are denominated in U.S. dollars. Changes in the exchange rate between non-U.S. currencies and the U.S. dollar affect the translation of non-U.S. revenues and operating results into U.S. dollars for purposes of reporting Chrysalis' financial results. Fluctuations in the exchange rate between the French Franc and the U.S. dollar may have a material effect on Chrysalis' operating results. See "-Liquidity and Capital Requirements-Exchange Rate Fluctuations."

      Most of Chrysalis' contracts are fixed price contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. Chrysalis generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. Some of Chrysalis' contracts are subject to cost limitations, which cannot be exceeded without client approval. Because, in many cases, Chrysalis bears the risk of cost overruns, unbudgeted costs in connection with performing these contracts may have a detrimental effect on the financial results of Chrysalis. If Chrysalis determines that a loss will result from the performance of a contract, it charges the entire amount of the estimated loss against income in the period in which it makes the determination.

      Chrysalis' contracts generally may be terminated with or without cause. In the event of termination, Chrysalis is typically entitled to receive all sums owed for work performed through the notice of termination and all costs associated with termination of the study. Once a trial has been commenced, change orders may be requested by clients based on the results of the trial to date. Change orders include changes in the scope of the trial and in the services to be provided by Chrysalis. Therefore, compensation under a contract may increase or decrease during the duration of a contract. In addition, termination or delay in the performance of a contract may occur for various reasons. These reasons include:

      o unexpected or undesired results from studies conducted by Chrysalis or others;

      o     inadequate patient enrollment or investigator recruitment;

      o     production problems resulting in shortages of the drug being tested;

      o     adverse patient reactions to the drug being tested; and

      o     the client's decision to de-emphasize a particular trial.

      Chrysalis' service contracts contain provisions designed to address the negative impact on Chrysalis' revenues and profitability as a result of non-controllable delays. These provisions, however, may not be included in all of Chrysalis' service contracts. Chrysalis attempts to negotiate reimbursement of fees whether or not these provisions are included in the service contract. However, Chrysalis is not always successful in negotiating reimbursement. The loss of or delay of a large contract or multiple contracts could adversely affect Chrysalis' future revenues and results of operations.

      Revenue for contracts is recognized on a percentage of completion basis as work is performed. Revenue is affected by the mix of trials conducted and the degree to which effort is expended. Chrysalis incurs travel costs and may subcontract with third party investigators in connection with multi-site clinical trials. These costs are passed through to clients and are included in service revenue. Costs may vary significantly from contract to contract. Therefore, changes in service revenue may not be indicative of trends in revenue growth. Chrysalis considers net service revenue, which equals service revenue less these costs, as its primary measure of revenue growth.

      Between July 1997 and June 1998, Chrysalis incurred expenses to expand and retain its infrastructure, primarily in the clinical operations. Chrysalis expanded and retained infrastructure to support global drug development capabilities. Management primarily communicated these expanded capabilities to its existing client base and the pharmaceutical and biotechnology industries. However, Chrysalis has begun to shut down and discontinue providing services at several of its clinical operations in Europe and the United States. Even if the merger is not consummated, Chrysalis will discontinue operations in Dusseldorf, Germany and Austin, Texas and downsize significantly its European clinical operations. See "Business -- General-Restructuring of Clinical Operations" and "-Loss of a Large Clinical Trial."

      Chrysalis' future operating results will be contingent upon successfully controlling its expenses and using its transgenics, preclinical and remaining clinical infrastructure. This will require Chrysalis to convert proposals into contracts and revenues. Chrysalis may not be able to successfully use its remaining clinical infrastructure in a cost efficient manner or convert proposals into revenues in a timely manner. Chrysalis' ability to convert its remaining clinical infrastructure into future operating results may also be affected by other factors. These factors include:

      o delays in initiating or completing significant preclinical and clinical trials;

      o the lengthening of lead times to convert proposals into contracts and revenues; and

      o     the termination of preclinical and clinical trials.

All of these factors may be beyond the control of Chrysalis. See "- Quarterly Results."

      As a result of the Nextran transactions, Chrysalis no longer funds the development of organ transplantation or blood substitute programs. Historically, these programs accounted for a substantial portion of Chrysalis' research and development expenses, capital expenditures, working capital and accumulated deficit.

Results of Operations (1998, 1997 and 1996)

Revenues By Business And Geographic Region

                                                      REVENUES ($000'S)
                                                      -----------------
                                              1998           1997          1996
                                              ----           ----          ----
Transgenics/Preclinical ..............       $30,157       $27,258       $29,090
Clinical .............................         8,361        14,244        11,883
Licensing/Other ......................           866           796           514
                                             -------       -------       -------
         Total .......................       $39,384       $42,298       $41,487
                                             =======       =======       =======
International ........................       $23,998       $26,778       $28,322
United States ........................        14,520        14,724        12,651
Licensing/Other ......................           866           796           514
                                             -------       -------       -------
         Total .......................       $39,384       $42,298       $41,487
                                             =======       =======       =======

Fiscal Year Ended December 31, 1998 As Compared To The Fiscal Years Ended December 31, 1997 and 1996.

      Revenues. Revenues were $39,384,000 for 1998 compared to $42,298,000 for 1997 and $41,487,000 for 1996. Excluding the impact of foreign currency translations, revenues for 1997 would have been approximately $46,204,000. The decrease in revenues for 1998 as compared to 1997 was primarily the result of a decrease in the worldwide clinical business that resulted from:

      o the completion in the second quarter of 1998 of a large global clinical study with one of Chrysalis' largest customers that generated $3.0 million more revenue in 1997 compared to 1998; and

      o the cancellation in April 1998 of a large clinical trial, that generated $4.0 million of revenue in 1997, with the same customer.

Chrysalis was unable to replace completely this revenue from new contracts. This decrease was slightly offset by an increase in Chrysalis' transgenic services, particularly those supporting functional genomics research programs.

      The increase in revenues from 1996 to 1997 was primarily the result of the following:

      o an increase in the clinical business, including services provided under contracts with Chrysalis' largest customer;

      o an increase in Chrysalis' specialty transgenic and molecular biology services; and

      o     an increase in preclinical business in Europe.

This increase was offset by the unfavorable impact of foreign currency translations and a decrease in the preclinical business in North America and the Phase I clinical business in Europe.

      Chrysalis believes that revenue growth for the clinical business for 1997 and 1998 was adversely affected by:

      o the long lead times in Chrysalis' conversion of proposals into contracts and revenues; and

      o the continuing impact, as a result of these long lead times, of clinical senior management's focus on negotiating and consummating the BioClin Group acquisition during 1996.

This focus prevented them from devoting efforts to business development and marketing the clinical business.

See "-- Liquidity and Capital Resources - Exchange Rate Fluctuations," and "Business - Loss of Large Clinical Trial."

      Operating Expenses. Direct costs were $31,041,000 or 79% of net revenues for 1998 compared to $29,383,000 or 69% of net revenues for 1997. For 1996, direct costs were $27,841,000 or 67% of net revenues. Direct costs for 1997 and 1996 include research and development costs. The increase in direct costs in 1998 as compared to 1997 was primarily due to:

      o incremental investments of approximately $5.0 million on an annualized basis made between July 1997 and June 1998 to expand and maintain Chrysalis' clinical personnel and infrastructure to support its business strategy at that time to accommodate global clinical trials, including the large clinical trial that was discontinued in April 1998; and

      o investments in personnel and infrastructure to support the growth in Chrysalis' transgenics services, particularly those supporting functional genomics research programs.

The increase in these costs, as a percent of revenues, is due to a base cost structure, primarily in the clinical business, of personnel, facilities and related expenses capable of supporting a higher level of revenues.

In June 1998, Chrysalis began to reduce its clinical infrastructure by approximately $1.5 million on an annualized basis. After execution of the merger agreement, Chrysalis began to shut down and discontinue providing clinical services in North America and at some of its European locations.

      Excluding the impact of foreign currency translations, the increase in direct costs of $1,904,000 for the year ended December 31, 1997, as compared to the same period in 1996, would have been approximately $4,491,000. This increase in direct costs was primarily due to:

      o investment in personnel and infrastructure to support Chrysalis' long-term business expansion strategy and to accommodate the large clinical trial which was delayed in the last quarter of 1997; and

      o increased variable costs as a result of increased business activity in Chrysalis' European preclinical services and specialty transgenic and molecular biology services in 1997.

The increase in these costs in 1997 as a percent of revenues is due to a base cost structure of personnel, facilities and related expenses capable of supporting a higher level of revenues. The majority of the expanded infrastructure related to the large clinical trial was in place by the fourth quarter of 1997. This expanded infrastructure increased costs by approximately $1.2 million in 1997. See "Business - Loss of a Large Clinical Trial."

      General, administrative and marketing expenses were $12,828,000 in 1998 compared to $12,416,000 in 1997 and $10,942,000 in 1996. Chrysalis incurred approximately $320,000 in 1998 for professional fees in connection with the merger agreement. Chrysalis anticipates that it will incur approximately $1,050,000 for professional fees in 1999 prior to the merger. Excluding these professional fees, general, administrative and marketing expenses in 1998 would have increased only slightly compared to 1997. These costs did not decrease along with revenues because Chrysalis maintained its personnel and related costs for marketing and business development, information systems, accounting and general management.

      Excluding the impact of foreign currency translation, the increase of $1,474,000, for 1997 compared to 1996 would have been approximately $2,590,000. This increase in expenses for 1997 was primarily due to:

      o the increase in personnel and related costs for marketing and business development, information systems, general management and financial management activities;

      o the increase in personnel and related costs associated with the management of the European clinical business; and

      o the increase in personnel and facility costs associated with the increase in Chrysalis' specialty transgenic and molecular biology services.

      Depreciation and amortization expense decreased to $2,092,000 for 1998 compared to $2,699,000 for 1997 and $2,780,000 for 1996. This decrease resulted from the full depreciation prior to 1998 of assets, primarily associated with Chrysalis' European preclinical operations.

      Business Combination Costs. Chrysalis incurred costs in 1996 associated with the BioClin Group acquisition. These costs totaled $3,649,000. These costs included expenses associated with the acquisition of the clinical business, the name change from DNX Corporation to Chrysalis and other related items.

      Restructuring Costs. In connection with the merger agreement, Chrysalis agreed to shut down and discontinue providing clinical services in North America and at several of its European locations. Chrysalis incurred $3,872,000 of expenses related to this restructuring in the fourth quarter of 1998. See "-General Summary" and "Business -- General - Restructuring of Clinical Operations."

      Other Income (Expense). Other income (expense) was expense of $992,000 in 1998 compared to income of $390,000 in 1997 and income of $742,000 for 1996. The increase in expense for 1998 compared to 1997 primarily resulted from:

      o a settlement agreement with Virginia Commonwealth University signed in the third quarter of 1997 which resulted in a $700,000 gain in 1997;

      o an increase in interest expense resulting from higher outstanding debt balances and the amortization of the MDS warrant; and

      o a decrease in interest income earned as a result of a decrease in average available cash and other investment balances.

      The decrease from 1996 to 1997 was partially due to a decrease in interest expense resulting from lower outstanding debt balances. The decrease in interest expense was offset by a decrease in interest income earned in 1997 resulting from a decrease in cash and other investment balances. Other income in 1997 also included the $700,000 nonrecurring gain resulting from the settlement agreement. Other income in 1996 primarily consisted of interest from higher cash balances primarily resulting from (1) the proceeds from the Nextran sale in the third quarter of 1995 and (2) a foreign currency gain of $517,000. The foreign currency gain resulted primarily from exchange rate fluctuations between the German Mark and Swiss Franc associated with short-term borrowings of Chrysalis' German operations denominated in Swiss Francs. Chrysalis repaid this debt denominated in Swiss Francs in 1997. The interest income for 1996 was offset primarily by interest expense of $1,445,000 on outstanding debt.

      Taxes. Chrysalis' foreign subsidiaries are subject to foreign income taxes under foreign tax laws on the profits generated in those countries. In general, these tax laws do not permit profits generated in those countries to be offset by losses from operations in other countries. As a result, primarily for its French operations, Chrysalis recorded an income tax expense of $716,000 in 1998 compared to $240,000 in 1997 and $477,000 in 1996. These expenses are primarily due to profits generated by Chrysalis' French operations. These profits are partially offset by tax benefits recorded as a result of losses in other European operations. Included in 1998 is a charge of $214,000 for the write-down of deferred tax assets impaired by the shut down of some European clinical operations.

      The impact from United States federal income taxes is currently not significant because Chrysalis has available net operating loss carryforwards. At December 31, 1998, Chrysalis' available net operating loss carryforwards were approximately $34,873,000 for United States federal income tax purposes. These loss carryforwards expire through 2012. Chrysalis also has research and development tax credit carryforwards of approximately $2,932,000 for U.S. federal income tax reporting purposes. These tax credit carry forwards are available to reduce U.S. federal income taxes, if any, through 2012. Chrysalis has alternative minimum tax credit carryforwards of approximately $164,000 for U.S. federal income tax purposes which are available to reduce U.S. federal income taxes, if any. These tax credits have an unlimited carryforward period. Chrysalis' acquisition of the Bioclin Group resulted in an ownership change under the Internal Revenue Code. Accordingly, Chrysalis' ability to use its net operating loss carryforwards to offset operating profits may be limited in the future by the Internal Revenue Code. Chrysalis may not use these net operating loss carryforwards to offset profit in other countries.

Quarterly Results

      Chrysalis' operating results vary from quarter to quarter. Variations are caused by factors that include:

      o delays in initiating or completing significant preclinical and clinical trials;

      o     termination of preclinical and clinical trials;

      o     acquisitions; and

      o     exchange rate fluctuations.

      Clients or regulatory authorities often cause delays in or terminate studies or trials. Chrysalis typically cannot control these actions. Because a large portion of Chrysalis' operating costs are relatively fixed while its revenues are subject to fluctuation, minor variations in the commencement, progress or completion of trials may cause significant variations in quarterly operating results. Chrysalis took a restructuring charge in the fourth quarter of 1998 and expects to take an additional restructuring charge in the second quarter of 1999. See "- General Summary."

      The following table presents Chrysalis' unaudited quarterly operating results for each of the fiscal quarters of 1997 and 1998. In the opinion of Chrysalis, this information has been prepared on the same basis as the audited consolidated financial statements and reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations for those periods. You should read this quarterly financial data in conjunction with Chrysalis' consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.

                             QUARTER ENDED ($000'S)
                                   (UNAUDITED)

                                    MARCH 31,  JUNE 30,    SEPT. 30,   DEC. 31,     MARCH 31,  JUNE 30,    SEPT. 30,   DEC. 31,
                                      1997       1997        1997        1997         1998       1998        1998        1998
                                      ----       ----        ----        ----         ----       ----        ----        ----
Net Revenues ...................   $  9,905    $ 10,145    $ 10,623    $ 11,624    $  9,673    $ 10,292    $  8,799    $ 10,620
Operating Expenses:
   Direct costs ................      6,970       7,054       7,392       7,802       7,702       8,112       7,832       7,395
   Research and development ....         52          47          31          36          --          --          --          --
   General, administrative and
   marketing ...................      2,874       2,976       3,123       3,442       3,223       3,110       2,924       3,571
   Depreciation and amortization        638         654         708         699         493         514         522         563
   Restructuring costs .........         --          --          --          --          --          --          --       3,872
                                   --------    --------    --------    --------    --------    --------    --------    --------
                                     10,534      10,731      11,254      11,979      11,418      11,736      11,278      15,401

Loss from operations ...........       (629)       (586)       (631)       (355)     (1,745)     (1,444)     (2,479)     (4,781)
Other income (expenses):
   Interest Income .............        181         123          93          72         127          56          87          46
   Interest expenses ...........       (191)       (165)       (206)       (213)       (248)       (420)       (399)       (434)
   Foreign currency gain .......         --          --          --          11          --          --          --          --
   Other .......................          4          (6)        692          (4)         (7)         (5)         (3)        208
                                   --------    --------    --------    --------    --------    --------    --------    --------
                                         (6)        (48)        579        (134)       (128)       (369)       (315)       (180)
Loss before income taxes .......       (635)       (634)        (52)       (489)     (1,873)     (1,813)     (2,794)     (4,961)
Income tax expense (benefit) ...          9          31          41         159         129         (11)         86         512
Net loss .......................   $   (644)   $   (665)   $    (93)   $   (648)   $ (2,002)   $ (1,802)   $ (2,880)   $ (5,473)
                                   ========    ========    ========    ========    ========    ========    ========    ========

Revenues By Business And Geographic Region By Quarter

                             QUARTER ENDED ($000'S)
                                   (UNAUDITED)

                          MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,
                            1997        1997       1997       1997       1998       1998       1998       1998
                            ----        ----       ----       ----       ----       ----       ----       ----
Transgenics/Preclinical    $ 6,720    $ 6,708    $ 6,476    $ 7,355    $ 6,043    $ 7,466    $ 7,394    $ 9,254
Clinical ..............      2,909      3,277      3,972      4,085      3,406      2,624      1,180      1,151
Licensing/Other .......        276        160        175        184        224        202        225        215
                           -------    -------    -------    -------    -------    -------    -------    -------
     Total ............    $ 9,905    $10,145    $10,623    $11,624    $ 9,673    $10,292    $ 8,799    $10,620
                           =======    =======    =======    =======    =======    =======    =======    =======

International .........    $ 6,779    $ 6,661    $ 6,168    $ 7,170    $ 5,952    $ 6,554    $ 5,194    $ 6,298
United States .........      2,850      3,324      4,280      4,270      3,497      3,536      3,380      4,107
Licensing/Other .......        276        160        175        184        224        202        225        215
                           -------    -------    -------    -------    -------    -------    -------    -------
     Total ............    $ 9,905    $10,145    $10,623    $11,624    $ 9,673    $10,292    $ 8,799    $10,620
                           =======    =======    =======    =======    =======    =======    =======    =======

Liquidity and Capital Requirements

Default

      At December 31, 1998, Chrysalis failed to satisfy certain financial covenants contained in the loan agreement related to its senior secured term loan and, therefore, was in default under the loan agreement. This loan is classified as a current liability on the balance sheet at December 31, 1998. See "Business -- General -- Forbearance Agreement."

      As a result of this default and the other factors affecting Chrysalis, the auditors' opinion for Chrysalis contained in this Form 10-K contains an explanatory paragraph stating as follows:

      "The consolidated financial statements have been prepared assuming that [Chrysalis] and its subsidiaries will continue as going concerns. [Chrysalis] has suffered recurring losses from operations, has a net working capital deficiency and is in default of [some of its] debt covenants which raise substantial doubt about their ability to continue as going concerns. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Cash Reserves

      Chrysalis finances its operations and activities by relying on cash flows from operating activities, cash reserves and available lines of credit. As of December 31, 1998, Chrysalis had cash reserves of $6,705,000. Cash reserves consists of cash and cash equivalents and short-term investments. Chrysalis invests its excess cash in a diversified portfolio of high-grade money market funds, United States Government backed securities and commercial paper and corporate obligations. Chrysalis' cash reserves decreased by $680,000 during 1998 from 1997 primarily due to:

      o     $2,950,000 of net cash used in operating activities;

      o     $2,391,000 of net cash used for capital expenditures; and

      o     $464,000 of principal repayments on long-term debt.

      This decrease was offset partially by the receipt of $5,000,000 for the subordinated note issued to MDS's subsidiary on March 16, 1998.

Capital Expenditures

      In 1998, Chrysalis invested approximately $2,391,000 in property and equipment compared to approximately $3,281,000 for 1997. The 1998 increase was primarily associated with:

      o solidifying and expanding Chrysalis' position in preclinical continuous infusion capabilities;

      o     updating and expanding information systems; and

      o supporting the growth of the transgenic/gene targeting services business.

Debt

      Chrysalis has a working line of credit with a Swiss bank. As of December 31, 1998, the outstanding balance under this line of credit was approximately $2,931,000. This line is secured by the European clinical operation's trade accounts receivable. Chrysalis maintains a cash balance at this Swiss Bank in the amount of $2,661,000 as of December 31, 1998. Chrysalis and the Swiss Bank expect the cash balance to satisfy the majority of the outstanding amount under the line of credit. Chrysalis also has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs. At the exchange rate in effect on December 31, 1998, the amount was US $1.9 million. At December 31, 1998, there were no short-term borrowings outstanding under these French facilities.

      On March 16, 1998, Chrysalis issued, in exchange for $5,000,000 cash, a subordinated note and a warrant to purchase 2,000,000 shares of its common stock at an exercise price of $2.50 per share, to a wholly-owned subsidiary of MDS. The terms of the subordinated note provide for semi-annual interest payments with the aggregate principal amount payable on March 16, 2001. This note is subordinate to some outstanding indebtedness of Chrysalis, including its existing bank debt and mortgages. In addition, a portion or the entire principal amount of the note may, at the option of the holder, be satisfied by issuance of the shares of Chrysalis common stock, in accordance with the terms of the warrant. Chrysalis failed to make a semi-annual interest payment on the subordinated note in March 1999. The MDS subsidiary has agreed to waive its rights arising from the failure under the conditions that (1) the unpaid interest bears interest at the rate of 6% per annum, and (2) the unpaid interest is paid by April 30, 1999 or, if earlier, the date of the merger.

      In the third quarter of 1997, Chrysalis entered into a five-year $5.0 million senior secured term loan with the Bank with the principal payable in quarterly installments beginning September 1998. The balance outstanding at December 31, 1998 is $4,687,500. Interest is paid monthly over the life of the loan. This loan is secured by substantially all of Chrysalis' domestic assets, including the capital stock of its subsidiaries. At December 31, 1998, Chrysalis was in default under this loan. See "Business -- General -- Forbearance Agreement."

      In connection with its U.S. preclinical facility, Chrysalis secured a $1.5 million mortgage with a bank and a $1.2 million mortgage from a Pennsylvania agency, which required cash collateral of $450,000. These two loans are due in monthly installments through 2009. As of December 31, 1998, the aggregate outstanding balance under these mortgages was approximately $2,170,000. The cash collateral of $450,000 on the mortgage loan with the Pennsylvania agency was classified on the balance sheet as restricted cash as of December 31, 1997. In July 1998, Chrysalis satisfied the financial covenants related to the cash collateral and the $450,000 was released. The favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of future conditions.

Capital Requirements

      The ability of Chrysalis to meet ongoing debt service requirements, to meet cash funding requirements and to otherwise satisfy its obligations to vendors and lenders from cash solely provided by operations has been adversely affected by significant losses from clinical operations. In response to these liquidity constraints, Chrysalis has begun to discontinue some of its clinical operations. See "Business - General - Restructuring of Clinical Operations."

      Chrysalis anticipates that its capital requirements through April 30, 1999 will include:

      o     satisfying working capital needs;

      o costs to shut down certain of its European and United States clinical operations;

      o     capital expenditures for the preclinical and transgenic businesses;
            and

      o meeting its principal and interest requirements under debt arrangements.

      Chrysalis will use cash and cash equivalents, which was $6,705,000 as of December 31, 1998, and cash provided by operations to fund some of these cash requirements.

      If the forbearance agreement does not terminate, Chrysalis believes that it will have sufficient cash to continue to fund operating activities through April 1999. However, if the forbearance agreement terminates, Chrysalis will not have sufficient cash to satisfy its obligations to its creditors and fund operating activities. The forbearance agreement will terminate prior to April 30, 1999 if:

      o     Chrysalis breaches the documents related to the term loan;

      o either Chrysalis or Phoenix materially breaches the merger agreement; or

      o     the merger agreement terminates.

      As a result of these issues, Chrysalis must consummate the merger in a timely manner. Although Chrysalis has been exploring various strategic alternatives for some period of time, it now believes that an outright sale of Chrysalis through a vehicle other than the merger is unlikely. After evaluating a number of strategic alternatives with the assistance of Vector Securities, Chrysalis currently believes that the merger agreement offers the most viable solution to Chrysalis' financial condition. However, the merger may not be consummated in a timely manner. If Chrysalis cannot consummate the merger or otherwise resolve its liquidity constraints by April 30, 1999, Chrysalis will likely not have sufficient liquidity both to operate its business and to satisfy its obligations to various creditors. In addition, if the forbearance agreement were to terminate, other of Chrysalis' debt would also be in default. Chrysalis intends to pursue alternatives outside of bankruptcy. However, alternative strategies may not be successful. It is possible that Chrysalis could be forced into bankruptcy by its creditors. Although Chrysalis currently intends, if necessary, to seek reorganization under chapter 11 of the Bankruptcy Code, it also believes that a successful reorganization would likely require a transaction involving a sale of one or more of Chrysalis' facilities or operations to generate a source of liquidity during any bankruptcy proceeding.

Exchange Rate Fluctuations

      Chrysalis derived approximately 61% of its net revenues for 1998, 63% of its net revenues for 1997 and 68% of its net revenues for 1996 from operations outside the United States. Chrysalis' consolidated financial statements are denominated in U.S. dollars. Changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of some subsidiary's financial results into U.S. dollars for purposes of Chrysalis' consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity.

      Chrysalis may be subject to foreign currency transaction risks when Chrysalis' multicountry contracts are denominated in a currency other than the currency in which Chrysalis incurs the expenses related to these contracts. For these multicountry contracts, Chrysalis seeks to impose on its client the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. To the extent Chrysalis is unable to impose on its clients the effects of currency fluctuations, these fluctuations could have a material effect on the results of operations of Chrysalis. Chrysalis generally does not hedge its currency translation and transaction exposure.

      The percentage of Chrysalis' total revenues recorded in French francs is significant because Chrysalis' preclinical operations in France account for a significant portion of total revenues. Chrysalis' French operations accounted for approximately 46% of revenues in 1998, 44% of revenues in 1997 and 48% of revenues in 1996. Fluctuations in the exchange rate between the French franc and the U.S. dollar affect the translation of the French preclinical operation's revenues and operating results into U.S. dollars for purposes of Chrysalis' consolidated financial results. Fluctuations also affect the U.S. dollar amounts actually received by Chrysalis from the French preclinical operations. If the French preclinical operations continue to represent a significant portion of Chrysalis' business, the appreciation of the U.S. dollar against the French franc would have an unfavorable impact on Chrysalis' revenues and a favorable impact on Chrysalis' operating expenses. However, the depreciation of the U.S. dollar against the French franc would have a favorable impact on Chrysalis' revenues and an unfavorable impact on Chrysalis' operating expenses. The net effect of these impacts cannot be predicted with certainty.

      For purposes of Chrysalis' consolidated financial results, the results of operations of the French preclinical business denominated in French francs have been translated from French francs into U.S. dollars using the following exchange rates:

   PERIOD
   ------                                    FRENCH FRANC       U.S. DOLLAR PER
                                            PER U.S. DOLLAR       FRENCH FRANC
                                            ---------------       ------------
   Years
   1998                                          5.5980              .1786
   1997                                          5.8364              .1713
   1996                                          5.1187              .1954
   Quarters
   1st quarter 1997                              5.6038              .1785
   2nd quarter 1997                              5.7831              .1729
   3rd quarter 1997                              6.0838              .1644
   4th quarter 1997                              5.8817              .1700

   1st quarter 1998                              6.0948              .1641
   2nd quarter 1998                              6.0157              .1662
   3rd quarter 1998                              5.8835              .1700
   4th quarter 1998                              5.5854              .1790

      The rates in the above tables represent an average exchange rate calculated using rates quoted in The Wall Street Journal. As of March 26, 1999, the French franc per U.S. dollar rate was 6.0917.

Accumulated Deficit

      From its inception in 1988 until the formation in 1994 and subsequent sale of its ownership interest in Nextran in 1995, Chrysalis expended substantial funds for research and development and capital expenditures. A significant portion of these expenditures were made to support Chrysalis' organ transplantation and blood substitute research and development programs. Chrysalis transferred these programs to Nextran. Historically, these expenditures accounted for a substantial portion of Chrysalis' accumulated deficit. Costs associated with the prior strategy to develop a worldwide clinical business also contributed to the accumulated deficit. See "Business -- Loss of a Large Clinical Trial" and "- Nextran."

Inflation

      Chrysalis believes that inflation has not had a material impact on its results of operations.

Year 2000

      Information technology systems are an integral part of the services Chrysalis provides. Non-information technology systems play a nominal role in Chrysalis' operations. Chrysalis has been assessing Year 2000 compliance issues from an internal, supplier and customer perspective and has been actively involved in resolving related issues since 1997. Chrysalis is in the process of undertaking actions to ensure that its information technology systems are Year 2000 compliant. It expects to finish this process by the end of the second quarter of 1999. Chrysalis has not yet determined whether a testing phase of its information technology systems will be necessary or, if necessary, when testing would be undertaken or completed. Any failure of Chrysalis to adequately correct its information technology systems or any failure of any supplier or customer on whom Chrysalis is dependent to be Year 2000 compliant could materially adversely affect Chrysalis' ability to conduct operations and, therefore, could materially adversely affect its financial condition, results of operations and cash flows. Chrysalis currently estimates that costs and expenses of assessment and corrective activities will be approximately $1,000,000, of which approximately $475,000 has been spent through December 31, 1998. However, Chrysalis' current financial condition may prevent it from expending sufficient sums to adequately resolve in a timely manner all Year 2000 issues. Further, Chrysalis is dependent on the efforts of a limited number of key employees to address Year 2000 compliance issues. The loss of one or more of these employees could materially adversely impact Chrysalis' ability to assess and resolve Year 2000 issues in a timely manner. Chrysalis may not have the resources or ability to resolve in a timely manner the Year 2000 compliance of its information technology systems and third parties on which it depends. In addition, Chrysalis may not be able to retain the services of the key employees addressing Year 2000 compliance issues. Further, the costs related to assessing and resolving Year 2000 issues may be material. Finally, Chrysalis' operations, financial condition and results of operations may be materially adversely impacted by a failure to achieve any of the foregoing. See "- Liquidity and Capital Requirements - Capital Requirements."

Euro Conversion

      On January 1, 1999, eleven of the fifteen countries that are members of the European Union introduced a new currency unit called the "euro ." The euro will ultimately replace the national currencies of these eleven countries. The conversion rates between the euro and the participating countries' currencies were fixed irrevocably as of January 1, 1999. The participating countries' national currencies will be removed from circulation between January 1, 1999 and June 30, 2002 and replaced by euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities and individuals may pay for goods and services using either checks, drafts or wire transfers denominated in euro or the participating country's national currency.

Under the regulations governing the transition to the euro, there is a "no compulsion, no prohibition" rule which states that no one is obligated to use the euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, Chrysalis is able to:

      o     receive euro denominated payments;

      o     invoice in euro as requested by customers and suppliers; and

      o     perform appropriate conversion and rounding calculations.

      Chrysalis expects to complete full conversion of all affected country operations to the euro by the time national currencies are removed from circulation. Chrysalis does not expect software and business process conversion costs required to achieve these abilities to be material.

      Chrysalis does not anticipate that the introduction and use of the euro will materially affect Chrysalis' foreign exchange and hedging activities or Chrysalis' use of derivative instruments. Chrysalis does not anticipate that the euro will have a material adverse effect on its operating results, financial condition or cash flows. However, Chrysalis cannot yet determine the ultimate effect that the euro will have on competition due to price transparency, foreign currency risks and relationships and transactions with third parties. Chrysalis continues to monitor and assess the potential risks imposed by the euro.

New Accounting Pronouncements

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for the accounting treatment of various costs typically incurred during the development or purchase of computer software for internal use. SOP 98-1 is effective for fiscal periods beginning after December 15, 1998. Chrysalis does not expect the application of SOP 98-1 to have a material impact on its consolidated results of operations, financial position or cash flows.

      In April 1998, the AcSEC issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires these costs be expensed as incurred. SOP 98-5 is effective for fiscal periods beginning after December 15, 1998. Chrysalis does not expect the application of SOP 98-5 to have a material impact on its consolidated results of operations, financial position or cash flows.

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. This statement is effective for years beginning after June 15, 1999. Chrysalis does not expect the adoption of this statement to have a material impact on its consolidated results of operations, financial position or cash flows.

Forward Looking Statements

      The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange of 1934. These forward-looking statements are subject to certain risks and uncertainties described below, which could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date hereof. Chrysalis undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents Chrysalis files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

      In addition to factors discussed above in "--Year 2000," factors that could cause actual results to differ materially from those reflected in the forward looking statements include, without limitation: the consummation of the merger, the success in obtaining the necessary regulatory and stockholder approvals for the merger, the satisfaction of other closing conditions (some of which are beyond Chrysalis' control) and the subsequent consummation of the merger; the degree of Chrysalis' success in obtaining new contracts; the scope and duration of existing drug development trials; the loss of downsizing of, or delay in, existing drug development trials; the lengthening of the lead time to convert proposals into contracts and Chrysalis' dependence on certain clients, especially its larger clients, and on the pharmaceutical and biotechnology industries; adverse trends in the regulatory environment, including health care reform measures; Chrysalis' dependence on key management personnel; competition and consolidation in the drug development services industry; liability for negligence or errors and omissions arising out of drug development trials; foreign exchange rate fluctuations; the ability to obtain future financings; and costs of restructuring the clinical operations. In addition, Chrysalis' quarterly operating results will continue to be subject to variation as a result of factors such as those discussed above in"--Quarterly Results" as well as the "--General Summary" and "Business -- General -- Restructuring of Clinical Operations."

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Chrysalis is exposed to market risk from changes in interest rates on some portions of its long-term debt. Currently, Chrysalis does not use derivative financial instruments to manage its interest rate risk. The $5.0 million term loan and the mortgage with a commercial bank both had a variable interest rate of 9.25% at December 31, 1998. The carrying interest rate on the term loan and mortgage with a commercial bank bears interest at market rates and therefore, the carrying value approximates fair value.

Chrysalis conducts business in foreign countries and international operations were material to Chrysalis' consolidated financial position, results of operations and cash flows as of December 31, 1998. Accordingly, Chrysalis is subject to material foreign currency exchange risk. Approximately 61%, 63% and 68% of Chrysalis' net revenues for 1998, 1997 and 1996, respectively, were derived from Chrysalis' operations outside the United States. Chrysalis' consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting Chrysalis' consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity.

Chrysalis may be subject to foreign currency transaction risks when Chrysalis' multi-country contracts are denominated in a currency other than the currency in which Chrysalis incurs the expenses related to such contracts. For such multi-country contracts, Chrysalis seeks to require its client to incur the effect of fluctuations in the relative values of the contract currency and the currency in which the expenses are incurred. To the extent Chrysalis is unable to require its clients to incur the effects of currency fluctuations, these fluctuations could have a material effect on the results of operations of Chrysalis. Chrysalis does not hedge its currency translation and transaction exposure.

Item 8. Financial Statements And Supplementary Data

The information required by this Item 8 is set forth at pages F-1 through F-25 of the Consolidated Financial Statements contained in Part IV hereof.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not Applicable.

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant

      The following table sets forth certain information with respect to each of Chrysalis' directors and executive officers as of March 20, 1999.

                                        Director
Name                      Age             Since           Positions With  Chrysalis
----                      ---             -----           --------------  ---------
Paul J. Schmitt            47             1988            Director, Chairman of the Board,
                                                          President and Chief Executive Officer
Jack Barbut                46             1996            Director
J. Christian Jensen        48             1997            Director
Desmond H. O'Connell       63             1991            Director
Photios T. Paulson         60             1995            Director
Barry M. Sherman           57             1997            Director
W. Leigh Thompson          60             1995            Director
John G. Cooper             40               --            Senior Vice President and
                                                          Chief Financial Officer
Leif Modeweg D.V.M.        62               --            Senior Vice President and Director of
                                                          International Operations

The Chrysalis Board is divided into three classes with each class serving a staggered three-year term. Each executive officer serves until his successor is duly appointed.

      Paul J. Schmitt. Mr. Schmitt has served as Chairman of the Board of Directors since October 1994. Mr. Schmitt joined Chrysalis as President and Chief Executive Officer and was elected as a Director of Chrysalis in November
988. From May 1986 to October 1988, Mr. Schmitt was President of Biolectron, Inc., a medical device company. Prior to joining Biolectron, Mr. Schmitt was with the BOC Group, PLC, an industrial gas and health care company, where, from October 1981 until May 1986, he served as Vice President and General Manager in BOC's health care group. Mr. Schmitt received his B.S. degree in finance from Lehigh University and his M.B.A. degree from Rutgers University. Mr. Schmitt's current three-year term as a Director will expire in 2000.

      Jack Barbut, Sc.D., Director. In December 1996, in connection with the acquisition of the BioClin Group, Dr. Barbut was appointed as Vice Chairman of the Board of Directors and President, Clinical Services of Chrysalis and was elected to the Board of Directors of Chrysalis. By letter agreement dated as of October 29, 1998, Dr. Barbut and Chrysalis entered into arrangements related to his termination of employment. See "Certain Relationships and Related Transactions." Dr. Barbut founded the clinical services business in 1979 and oversaw its operations thereafter. Dr. Barbut received his Sc.D. degree in systems engineering from The Polytechnic Institute in Lausanne, Switzerland. Mr. Barbut's current three-year term will expire in 2001.

      J. Christian Jensen, Ph.D., Director. In December 1996, in connection with the acquisition of the Bioclin Group, Dr. Jensen was appointed as President, International Services of Chrysalis and was elected to the Board of Directors of Chrysalis at the 1997 annual meeting of stockholders. During August, 1998, Dr. Jensen entered into an agreement with Chrysalis releasing Dr. Jensen from performing most of his services to Chrysalis and terminating his employment as of December 31, 1998. See "Certain Relationships and

Related Transactions." Dr. Jensen joined the BioClin Group in 1991 and, prior to the BioClin Group acquisition, served as President of the BioClin Group's European operations and Chief Operating Officer of the BioClin Group. Dr. Jensen served as Human Pharmacology Expert from 1989 to 1991 and Pharmacological and Medical Expert from 1986 to 1989 at Sandoz Pharma Ltd. From 1981 to 1986, he was a pharmacologist and toxicologist at the University of Bonn Medical Clinics. In 1986, Dr. Jensen became an associate professor of Clinical Pharmacology at the University of Bonn and received his B.S. degree in Biology from Baker University and a Ph.D. degree in Pharmacology and Toxicology from the University of Kansas. Dr. Jensen's current three-year term as a Director will expire in 2000.

      Desmond H. O'Connell, Jr., Director. Mr. O'Connell has served as a Director of Chrysalis since April 1991. He is also a Director of Abiomed, Inc. and Serologicals, Inc. From December 1992 until December 1993, he served as the Chairman, Management Committee of Chrysalis Preclinical Services. During 1991, he served as Chairman of the Board and Chief Executive Officer of Osteotech, Inc., a medical products company. Since September 1990, he has been an independent management consultant. Prior to 1990, Mr. O'Connell's career focused on the health care industry and included ten years (1980-1990) at BOC Health Care, his last position being President and CEO, and ten years (1970-1980) at Baxter Laboratories, Inc., where his responsibilities included Vice President, Corporate Development, President, Hyland Division and President, International Division. Mr. O'Connell received a B.S. degree from the University of Notre Dame and received an M.B.A. degree from Harvard University. Mr. O'Connell's current three-year term as a Director will expire in 1999.

      Photios T. Paulson, Director. Mr. Paulson has served as a Director since August 1995. Mr. Paulson is a Vice President of bioMerieux Alliance S.A., a French holding company whose businesses include Clinical Laboratory Diagnostics and Biotechnology Research in Genetic Therapy. From 1991 to 1995, he was Chairman of bioMerieux Vitek, Inc., a diagnostics systems company. Between 1987 and 1991, Mr. Paulson was Senior Advisor of Health Care Industry for Prudential Securities Inc. Prior to 1987, Mr. Paulson had a long career with Becton Dickinson and Company where he served last as Executive Vice President and Chief Operating Officer. Mr. Paulson is also a Director of Novametrix, Inc., a medical electronics company. Mr. Paulson received his B.S. and M.S. degrees from Stevens Institute of Technology. Mr. Paulson's current three-year term will expire in 2001.

      Barry M. Sherman, M.D., Director. Dr. Sherman has served as a Director of Chrysalis since August 1997. He is currently a Director of Celtrix Pharmaceuticals, Inc., a biopharmaceutical company. From 1996 until February 1999, he was President and Chief Executive Officer of Anergen, Inc., a biotechnology company. Prior to joining Anergen, he was with Genentech, Inc., a biotechnology company, from 1985 until 1996, most recently serving as Senior Vice President and Chief Medical Officer. Dr. Sherman received his AB and MD degrees from the University of Michigan. Dr. Sherman's term as a Director will expire in 1999.

      W. Leigh Thompson, Ph.D., M.D., Director. Dr. Thompson has served as a Director since December 1995. Dr. Thompson is Chief Executive Officer of Profound Quality Resources, Ltd., a consulting firm and a director of various privately held companies. From 1982 to 1994, Dr. Thompson was an employee of Eli Lilly and Company, a pharmaceutical company, holding positions including Executive Vice President of Lilly Research Laboratories and corporate Chief Scientific Officer. He is a Fellow of the American College of Physicians and the American College of Critical Care Medicine and served as President of the Society of Critical Care Medicine. Dr. Thompson received his M.S. and Ph.D. (Pharmacology) degrees and an honorary Sc.D. from the Medical University of South Carolina. Mr. Thompson's current three-year term will expire in 2001.

      John G. Cooper. Mr. Cooper has served as Senior Vice President and Chief Financial Officer of Chrysalis since June 1996. He was Vice President, Chief Financial Officer, Treasurer and Secretary from February 1991 to June 1996 and has been Chrysalis' principal financial officer since January 1989. Prior to joining Chrysalis, Mr. Cooper served in several senior corporate financial management positions for Pharmacia ENI, Inc., a public medical diagnostics company, since March 1984. Previously, Mr. Cooper held financial positions with C.R. Bard, Inc., a health care company, from July 1982 to March 1984. Mr. Cooper is a Certified Public Accountant and received his B.S. degree in commerce from Rider University.

      Leif Modeweg. Dr. Modeweg has served as Senior Vice President and Director of International Operations since June 1998. He served as President of Preclinical Services of Chrysalis from September 1994 to June 1998. Dr. Modeweg has also served as President of the European preclinical operations since December 1992. From June 1989 to December 1992, he served as Managing Director of Hazleton France, predecessor to Chrysalis' European preclinical operations. From 1980 to 1989, Dr. Modeweg was employed by BioResearch Laboratories, a contract preclinical drug development services organization in Montreal, Canada, and served as Vice President from 1988 to 1989. From 1972 to 1980, he served as a toxicologist and department head for Toxicology for Novo Industri A/S, the leading pharmaceutical company in Denmark. Previously, Dr. Modeweg was employed by the Danish Institute for Biochemical Research and Development. Dr. Modeweg received his D.V.M. degree from the Royal Veterinary University, Copenhagen, Denmark.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Chrysalis' Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of Chrysalis' equity securities, to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Chrysalis' Common stock and other equity securities of Chrysalis. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish Chrysalis with copies of all reports filed with the Commission pursuant to Section 16(a).

      Reports received by Chrysalis indicate that each of Mr. Paulson and Mr. Modeweg failed to timely file a Form 5 in 1998 disclosing one exempt stock option grant.

Item 11. Executive Compensation

Summary Compensation Table

      The following table sets forth the annual and long-term compensation for Chrysalis' CEO and each of the two other most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of Chrysalis' last completed fiscal year and two individuals who would have been among the four most highly compensated executive officers at year-end but ceased to be executive officers during 1998 (collectively, the "Named Executive Officers"), as well as the total compensation paid to each of these individuals by Chrysalis for its previous two fiscal years.

                                                           Annual Compensation                 Long-Term Compensation
                                                           -------------------                 ----------------------

                                                                                            Securities
                                                                                            Underlying           All Other
     Name and Principal Position         Year           Salary ($)        Bonus($)        Options/SARs ($)    Compensation ($)
     ---------------------------         ----           ----------        --------        ----------------    ----------------
Mr. Schmitt                              1998             246,401              --                  --             8,698(1)
Chairman of the Board of Directors,      1997             260,000          19,250                  --             8,598(2)
President and Chief Executive            1996             251,625              --              60,000             8,013(3)
Officer

Dr. Modeweg(11)                          1998             160,772              --             100,000            4,645(12)
President, Chrysalis Preclinical         1997             155,953          20,084                  --               --
Services, Vice President                 1996             167,685          12,600                  --               --

Mr. Cooper(13)                           1998             160,747              --              50,000            6,116(14)
Senior Vice President, Chief             1997             155,000          10,870                  --            5,882(15)
Financial Officer, Treasurer and         1996             146,026              --              42,500            5,650(16)
Secretary

Dr. Jack Barbut                          1998             246,101              --                  --               696(4)
Vice Chairman of the Board of            1997             247,510              --                  --             1,000(5)
Directors, President, Chrysalis          1996               --(6)              --              50,000                --
Clinical Services
                                         1998             142,000              --                  --            46,000(8)
Dr. J. Christian Jensen(7)               1997             160,850              --                  --            45,460(9)
President, International Services        1996           14,139(6)              --              50,000            2,333(10)

----------

(1) Includes $5,000 of Company matching contributions under Chrysalis International Corporation Employee Savings Plan, which were paid in Common stock, $522 of group term life insurance premiums paid by Chrysalis and $3,167 of long-term disability insurance premiums paid by Chrysalis.

(2) Includes $4,700 of Company matching contributions under Chrysalis International Corporation Employee Savings Plan, which were paid in Common stock, $731 of group term life insurance premiums paid by Chrysalis and $3,167 of long-term disability insurance premiums paid by Chrysalis.

(3) Includes $4,750 of Company matching contributions under Chrysalis International Corporation Employee Savings Plan, which were paid in Common stock, $413 of group term life insurance premiums paid by Chrysalis and $2,850 of long-erm disability insurance premiums paid by Chrysalis.

(4)   Includes $696 of life insurance premiums paid by Chrysalis.

(5)   Includes $1,000 of life insurance premiums paid by Chrysalis.

(6) Dr. Barbut and Dr. Jensen commenced employment with Chrysalis on December 18, 1996. The salary for Dr. Jensen for fiscal 1996 only reflects payments by Chrysalis for the period from December 18, 1996 to December 31, 1996. There were no payments made to Dr. Barbut for this period.

(7) Dr. Jensen's salary and other cash compensation, except payments to Chrysalis' pension plan, were in Swiss Francs. Payments to Chrysalis' pension plan were made in Deutsche Marks. Dr. Jensen's salary and other compensation, excluding payments to Chrysalis' pension plan, totaled 344,772 CHF and 275,000 CHF in 1998 and 1997, respectively. Payments to Chrysalis' pension plan totaled 20,022 DM in 1998. The salary amounts contained in this table have been translated to U.S. dollars based on an average exchange rate for 1998 of 1.4130 Swiss Francs per U.S. dollar and
      1.6685 Deutsche Marks per U.S. dollar, and for 1997 based on an average exchange rate of 1.4485 Swiss Francs per U.S. dollar.

(8) Includes $12,000 of Company contributions to a pension plan, $23,000 of tuition expenses and $11,000 of car related expenses paid by Chrysalis.

(9) Includes $16,465 of Company contributions to a pension plan, $20,711 of tuition expenses and $8,284 of car related expenses paid by Chrysalis.

(10)  Includes $2,333 of car related expenses paid by Chrysalis.

(11) Dr. Modeweg's salary and other cash compensation is paid in French Francs. Dr. Modeweg received total compensation in French Francs of 926,000 in 1998, 1,027,706 in 1997 and 922,824 in 1996. The salary amounts contained in this table have been translated to U.S. dollars based on an average exchange rate for 1998 of 5.598 French Francs per U.S. dollar, an average exchange rate for 1997 of 5.838 French Francs per U.S. dollar and an average exchange rate for 1996 of 5.1187 French Francs per U.S. dollar.

(12) Includes $2,680 of car and $1,965 of phone-related expenses paid by Chrysalis.

(13) On May 29, 1996, Mr. Cooper was elected as Senior Vice President of Chrysalis. Prior to such time, Mr Cooper had been Vice President of Chrysalis.

(14) Includes $4,909 of Company matching contributions under Chrysalis International Corporation Employee Savings Plan, which were paid in Common stock, $214 of group term life insurance premiums paid by Chrysalis and $993 of longterm disability insurance premiums paid by Chrysalis.

(15) Includes $4,750 of Company matching contributions under Chrysalis International Corporation Employee Savings Plan, which were paid in Common stock, $138 of group term life insurance premiums paid by Chrysalis and $994 of long-term disability insurance premiums paid by Chrysalis.

(16) Includes $4,628 of Company matching contributions under Chrysalis International Corporation Employee Savings Plan, which were paid in Common stock, $128 of group term life insurance premiums paid by Chrysalis and $894 of long-term disability insurance premiums paid by Chrysalis.

Stock Options

      The following table contains information concerning grants of stock options made during 1998 to the Named Executive Officers and Directors.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                           Potential Realizable Value at
                                                                                              Assumed Annual Rates of
                                                                                           Stock Price Appreciation for
                                   Individual Grants                                                Option Term
                     ----------------------------------------------------------------      -----------------------------
                                       Percent of
                      Number of          Total
                     Securities       Options/SARs
                     Underlying        Granted to       Exercise of
                     Opton/SARs       Employees in       Base Price        Expiration
Name                 Granted (#)      Fiscal Year          ($/Sh)             Date             5%($)            10%($)
----                 -----------     -------------         ------             ----             -----            ------
Mr. Modeweg          100,000(1)          20.75             $1.69            06-25-08         $106,000          $269,000
Mr. Cooper            50,000(1)          10.37              1.69            06-25-08          53,000           134,500

----------
(1) These stock options were to become exercisable to the extent of 25 percent of the shares of Common stock covered thereby on June 25, 1999, the first anniversary of the date on which vesting would commence, and become exercisable at a per diem rate over the next three years thereafter for so long as the optionee remained in the continuous employ of Chrysalis or a subsidiary. These options vested in full upon the execution of the merger agreement.

Option Exercises and Holdings

      The following table contains information regarding unexercised options held by the Named Executive Officers at the end of 1998. None of the Named Executive Officers exercised stock options during 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FYEND OPTION/SAR VALUES

                               Number of Securities Underlying       Value of Unexercised in-the-
                                Unexerercised Options/SARs at        Money Options/SARs at Fiscal
                               Fiscal Year-End Exercisable(E)/         Year-EndExercisable (E)/
Name                                  Unexercisable (U)                    Unexercisable (U)
----                                  -----------------                    -----------------
Mr. Schmitt                              445,500(E)                           $24,124(E)
                                             0(U)                                 0(U)
Mr. Cooper                               292,500(E)                             8,150(E)
                                             0(U)                                 0(U)
Dr. Modeweg                              250,000(E)                               0(E)
                                             0(U)                                 0(U)
Dr. Barbut                                50,000(E)                               0(E)
                                             0(U)                                 0(U)
                                          50,000(E)                               0(E)
Dr. Jensen                                   0(U)                                 0(U)

Employment Agreements

Messrs. Schmitt and Cooper and Dr. Modeweg are parties to employment agreements with Chrysalis (or, in Dr. Modeweg's case, with Chrysalis International Preclinical Services Corporation). See "Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

      Desmond H. O'Connell, Jr. and Photios T. Paulson are members of the Compensation Committee. Mr. O'Connell, Chairman of the Compensation Committee, also served as Chairman of the Management Committee of Chrysalis Preclinical Services from December 1992 until December 1993.

Compensation of Directors

      The Directors of Chrysalis do not receive annual retainers, meeting fees or other cash compensation of any kind for their service as Directors, but are reimbursed for their travel expenses in attending meetings. Pursuant to Chrysalis' 1996 Stock Option Plan, Directors who were not employees of Chrysalis or any of its subsidiaries ("Nonemployee Directors") received certain automatic grants of stock options under Chrysalis' 1996 Stock Option Plan as follows: (i) each Nonemployee Director elected to the Board of Directors would receive options to purchase 30,000 shares of Common stock with the option price set at the fair market value of the underlying shares on the date of election to the Board of Directors; (ii) every three years subsequent to the date of the initial grant of 30,000 options, each Director who remains on the Board of Directors would receive an additional 30,000 options with the option price set at the fair market value of the underlying shares on the date of the grant; and (iii) immediately following the fifth annual meeting of Chrysalis' stockholders that is held following the commencement of a Nonemployee Director's continuous service as such, he will be automatically granted an option to purchase 7,000 shares of Common stock. All outstanding and unvested options granted to Nonemployee Directors under the 1996 Stock Option Plan vested in full upon execution of the merger agreement. During 1998, Mr. O'Connell and Mr. Paulson each received a stock option for 30,000 shares at an exercise price of $1.25 under the 1996 Stock Option Plan.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

      The following contains information regarding the beneficial ownership of Chrysalis Common stock as of March 1, 1999, by (1) each person known to Chrysalis to be a beneficial owner of more than five percent of Chrysalis Common stock, (2) each of Chrysalis' directors and executive officers and (3) all directors and executive officers of Chrysalis as a group. The directors and executive officers have furnished their information. Chrysalis obtained the information in the table regarding share ownership of other persons beneficially owning five percent or more of Chrysalis Common stock from required filings with the Securities and Exchange Commission. Mr. Hackel, Dr. Barbut and Dr. Jensen have filed a Schedule 13D disclosing that they intend to vote all shares owned beneficially by them as a group. MDS Inc., MDS Washington, Inc. and Panlabs International Inc. have filed a Schedule 13D disclosing that they share the power to vote and dispose of the 2,000,000 shares shown as beneficially owned by them. These 2,000,000 shares are issuable under a warrant granted to Panlabs. Otherwise, each of the persons named below has sole voting and investment power over the shares indicated in the table.

      Outstanding shares of Chrysalis Common stock owned beneficially are listed in one column. Shares of Chrysalis Common stock owned beneficially through stock options and warrants that can be exercised by April 30, 1999 are shown in a separate column. The percentage column reflects all shares owned beneficially. An asterisk in the percent column means the person owns less than one percent of the Chrysalis common stock.

                                                    Shares Beneficially Owned
                                                    -------------------------
            Names and Addresses             Outstanding Shares      Options/Warrants         Percent
            -------------------             ------------------      ----------------         -------
Jack Barbut, Sc.D                                      933,974                     0             8.0
         1 El Camino Bueno
         Ross, CA 94957
Alec Hackel                                            933,975                     0             8.0
         Flueliweg 3
         6045 Meggan,
         Switzerland
MDS Inc.
MDS Washington, Inc.                                         0             2,000,000            17.1
Panlabs International Inc.
         11804 North Creek Parkway South
         Bothell, WA 98011
J. Christian Jensen                                    622,649                     0             5.3
         Speedel Pharma Inc.
         Petersgraben 35
         4051 Basel
         Switzerland
Paul J. Schmitt
John G. Cooper                                         155,881               297,500             3.9
Leif Modeweg, D.V.M.                                     8,259               292,500             2.5
Desmond H. O'Connell                                         0               250,000             2.1
Photios T. Paulson                                      35,220                69,000               *
W. Leigh Thompson, Ph.D., M.D.                           6,000                60,000               *
Barry M. Sherman, M.D.                                       0                30,000               *
All directors and executive officers as                      0                30,000               *
         a group (9 persons)                         1,761,983             1,029,000            22.0

Item 13. Certain Relationships And Related Transactions

      Chrysalis Preclinical Services entered into an employment agreement with Dr. Modeweg in 1993 that provides that in the event that Dr. Modeweg is terminated for reasons other than reckless or gross misconduct, Chrysalis Preclinical Services and Dr. Modeweg will enter into a consulting agreement. Such consulting agreement would provide for the continued services of Dr. Modeweg for a term, at the option of Chrysalis Preclinical Services, of one or two years for annual payments equal to his annual salary and health and medical benefits. In the event that Chrysalis Preclinical Services elects a term of two years for the consulting agreement, Dr. Modeweg would be subject to a noncompetition clause for a period of one year following the effective date of his termination. The agreement is subject to automatic renewal on a year-to-year basis unless Chrysalis Preclinical Services provides advance notice of its intent to terminate the arrangement.

      Chrysalis is a party to a letter agreement with Paul J. Schmitt that provides Mr. Schmitt with a severance package in the event that he is terminated without cause, as defined in the agreement. The agreement obligates Chrysalis to provide Mr. Schmitt with pay at his base salary rate and certain benefit coverage for up to 12 months following his termination and an 18-month extension of all of his stock options. In addition, in the event of a change of control of Chrysalis, resulting in his termination or a change of duties or responsibilities of Mr. Schmitt, that he may, under certain circumstances, treat as a termination of employment, he would be entitled to receive 12 months of salary, continuation of medical and dental coverage for 12 months plus immediate vesting of all outstanding options. The term of his agreement expires on June 2, 2000.

      Chrysalis is a party to a letter agreement with John G. Cooper that provides Mr. Cooper with a severance package in the event that he is terminated without cause, as defined in the agreement. The agreement obligates Chrysalis to provide Mr. Cooper with pay at his base salary rate and certain benefit coverage for up to 12 months following his termination, provided that certain conditions are met. In addition, in the event of a change of control of Chrysalis, resulting in a change of duties or responsibilities of Mr. Cooper, he may, under certain circumstances, treat such change as a termination of employment and he would be entitled to receive 12 months of salary plus immediate vesting of all outstanding options. The term of his agreement expires on May 28, 2001.

      By a letter agreement dated October 29, 1998, Chrysalis and Dr. Barbut settled matters related to the termination of Dr. Barbut 's employment. Pursuant to the agreement, Chrysalis agreed to:

      o pay to Dr. Barbut $19,167 per month (or portion thereof) through December 31, 1998, (which amount represents Dr. Barbut's salary in effect at the time of termination);

      o continuation of substantially similar medical and dental coverage until December 31, 1998 or, if earlier, the date Dr. Barbut became eligible for such coverage by a new employer;

      o reimburse Dr. Barbut for up to $75,000 of closing costs resulting from the sale of his residence in Virginia, such amount to be payable upon the date of the merger or October 29, 1999.

      In consideration for these benefits, Dr. Barbut released certain claims he may have against Chrysalis or its agents and representatives and agreed to a two-year non-solicitation provision and a limited two-year non-compete provision.

      In connection with the Barbut letter agreement:

      o Chrysalis executed a subordinated note evidencing a loan previously made by Dr. Barbut's father to one of Chrysalis' subsidiaries. The principal amount of the loan is 437,000 CHF and bears interest at the annual rate of 6-3/4%. The principal amount of the loan, less 127,500 DM owed by Dr. Barbut to Chrysalis, and accrued interest is payable on October 29, 1999 or, if earlier, consummation of a transaction, including the merger, resulting in a change of control of Chrysalis. The note is subordinated to all indebtedness of Chrysalis for borrowed money.

      o Dr. Barbut, on behalf of himself, Alec Hackel and Dr. Jensen, delivered to Chrysalis 56,851 shares of Chrysalis common stock in satisfaction of indemnification obligations arising from the acquisition of the Bioclin Group. The number of shares was determined by Chrysalis and agreed to by those stockholders.

      In August 1998, Chrysalis and Dr. Jensen executed an agreement related to the termination of Dr. Jensen's employment. The agreement provided for the termination of Dr. Jensen's former employment agreement as of December 31, 1998. Dr. Jensen was released from performing most of his services to Chrysalis as of August 1998. With minor exceptions, Dr. Jensen continued to receive compensation through December 31, 1998 unless Dr. Jensen found other employment prior to year-end. The agreement also released Dr. Jensen from non-competition obligations contained in his former employment agreement. In return, Dr. Jensen released certain claims he may have against Chrysalis or its agents or representatives.

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

      (b)   Reports on Form 8-K

            Chrysalis filed a Form 8-K dated November 18, 1998, reporting under
            Item 5 the execution of the merger agreement.

      (c)   Exhibits

            The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

      (d)   Financial Statement Schedules

            The response to Item 14(a) is set forth beginning at page F-25 of this Annual Report on Form 10-K.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, ITEM 14(a) (1) AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998

                       CHRYSALIS INTERNATIONAL CORPORATION

                               RARITAN, NEW JERSEY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................F-3

Consolidated Balance Sheets - December 31, 1998 and 1997....................F-4

Consolidated Statements of Operations -
  Years ended December 31, 1998, 1997 and 1996..............................F-5

Consolidated Statements of Stockholders' Equity -
  Years ended December 31, 1998, 1997 and 1996..............................F-6

Consolidated Statements of Cash Flows -
 Years ended December 31, 1998, 1997 and 1996...............................F-7

Notes to Consolidated Financial Statements..................................F-8

Financial Statement Schedules...............................................F-25

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Chrysalis International Corporation:

We have audited the accompanying consolidated balance sheets of Chrysalis International Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chrysalis International Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

The accompanying consolidated financial statements and the financial statement schedule have been prepared assuming that Chrysalis International Corporation and its subsidiaries will continue as going concerns. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and is in default of certain of its debt covenants which raise substantial doubt about their ability to continue as going concerns. Management's plans in regard to those matters are also described in Note 5. The consolidated financial statements and the financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                                       KPMG  LLP

Philadelphia, Pennsylvania
February 5, 1999

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                (in thousands except share and per share amounts)

                                                                1998        1997
                                                                ----        ----
                                     Assets

Current assets
    Cash and cash equivalents                                $  6,705       6,925
    Trade accounts receivable, net (note 7)                     8,766       9,669
    Prepaid expenses and other current assets                   1,928       1,916
                                                             --------    --------
         Total current assets                                  17,399      18,510

Property and equipment, net (note 9)                           15,686      15,127
Intangible assets, net (note 10)                                  809         805
Other assets                                                      687         338
Restricted cash (note 12)                                          --         460
                                                             --------    --------

                                                             $ 34,581      35,240
                                                             ========    ========

                      Liabilities and Stockholders' Equity

Current liabilities
    Short-term borrowings (note 11)                             2,931       2,377
    Note payable - related party (note 16)                        319         291
    Current portion of long-term debt (notes 4 and 12)          4,821         768
    Accounts payable                                            3,490       3,204
    Accrued expenses (note 8)                                   8,894       5,567
    Deferred revenue                                            5,297       3,524
                                                             --------    --------
         Total current liabilities                             25,752      15,731

Long-term debt, excluding current portion (note 12)             6,010       6,561
Deferred income taxes (note 15)                                 1,832       1,646
Other liabilities                                                 725         633
                                                             --------    --------
         Total liabilities                                     34,319      24,571
                                                             --------    --------

Stockholders' equity (notes 13 and 14):
    Serial preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares issued and outstanding         --          --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; issued and outstanding 11,518,105 in
       1998 and 11,430,764 in 1997                                115         114
    Additional paid-in capital                                 59,089      57,768
    Cumulative comprehensive loss                                (108)       (536)
    Employee stock purchase loans                                 (86)        (86)
    Accumulated deficit                                       (58,748)    (46,591)
                                                             --------    --------
       Total stockholders' equity                                 262      10,669
                                                             --------    --------

Commitments and contingencies (notes 17 and 19)
                                                             $ 34,581      35,240
                                                             ========    ========


See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1998, 1997 and 1996
                     (in thousands expect per share amounts)

                                                  1998        1997        1996
                                                  ----        ----        ----
Revenues:
  Service revenue                              $ 43,426      47,271      47,398
  Less: reimbursed costs                         (4,908)     (5,769)     (6,425)
                                               --------    --------    --------
     Net service revenue                         38,518      41,502      40,973

  License fees                                      866         796         514
                                               --------    --------    --------
                                                 39,384      42,298      41,487
                                               --------    --------    --------

Operating expenses:
  Direct costs                                   31,041      29,383      27,841
  General, administrative and marketing          12,828      12,416      10,942
  Depreciation and amortization                   2,092       2,699       2,780
  Business combination costs (note 6)                --          --       3,649
  Restructuring costs (note 3)                    3,872          --          --
                                               --------    --------    --------
                                                 49,833      44,498      45,212
                                               --------    --------    --------

        Loss from operations                    (10,449)     (2,200)     (3,725)
                                               --------    --------    --------

Other income (expense):
  Interest income                                   316         465       1,187
  Interest expense (notes 11 and 12)             (1,501)       (769)     (1,445)
  Foreign currency gain, net                         --          11         517
  Other (note 19)                                   193         683         483
                                               --------    --------    --------
                                                   (992)        390         742
                                               --------    --------    --------

         Loss before income taxes               (11,441)     (1,810)     (2,983)

Income tax expense (note 15)                        716         240         477
                                               --------    --------    --------

         Net loss                              $(12,157)     (2,050)     (3,460)
                                               ========    ========    ========

Basic loss per share                           $  (1.06)      (0.18)      (0.31)
                                               ========    ========    ========

Basic weighted average shares outstanding        11,467      11,396      11,307
                                               ========    ========    ========

Diluted loss per share                         $  (1.06)      (0.18)      (0.31)
                                               ========    ========    ========

Diluted weighted average shares outstanding      11,467      11,396      11,307
                                               ========    ========    ========

See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                  Years Ended December 31, 1998, 1997 and 1996
                       (in thousands except share amounts)

                                                                            Accumulated    Employee                 Total
                                                                Additional     other        stock                   stock-
                                                       Common     paid-in   comprehensive  purchase  Accumulated   holders'
                                                       stock      capital       loss        loan       deficit      equity
                                                       -----      -------       ----        ----       -------      ------
Balance, December 31, 1995                           $    112      57,291        763           (93)    (41,081)     16,992
Issuance of 101,650 shares of common
  stock upon exercise of stock options
  (note 14)                                                 1         112         --            --          --         113
Issuance of 18,065 shares of common
  stock pursuant  to 401(k) plan (note 18)                 --          95         --            --          --          95
Cash received on employee stock
 purchase loan                                             --          --         --             7          --           7
Comprehensive income
  Translation adjustment                                   --          --       (224)           --          --        (224)
  Increase in net unrealized gain on
   marketable debt securities                              --          --         18            --          --          18
  Net Loss                                                 --          --         --            --      (3,460)     (3,460)
                                                     --------    --------   --------      --------    --------    --------
Total comprehensive loss                                                                                            (3,666)
                                                                                                                  --------
Balance, December 31, 1996                                113      57,498        557           (86)    (44,541)     13,541
Issuance of 26,006 shares of common
  stock upon exercise of stock options
  and warrants (note 14)                                   --          82         --            --          --          82
Issuance of 45,037 shares of common
  stock pursuant to 401(k) plan (note 18)                   1         188         --            --          --         189
Comprehensive income
  Translation adjustment                                   --          --       (998)           --          --        (998)
  Decrease in net unrealized gain on
   marketable debt securities                              --          --        (95)           --          --         (95)
  Net loss                                                 --          --         --            --      (2,050)     (2,050)
                                                     --------    --------   --------      --------    --------    --------
Total comprehensive loss                                                                                            (3,143)
                                                                                                                  --------
Balance, December 31, 1997                                114      57,768       (536)          (86)    (46,591)     10,669
Issuance of  2,864 shares of common
  stock upon exercise of stock options
  and warrants (note 14)                                   --           1         --            --          --           1
Issuance of 141,328 shares of common
  stock pursuant to 401(k) plan (note 18)                   1         204         --            --          --         205
Receipt and retirement of 56,581shares (note 16) --      (284)         --         --            --                    (284)
Issuance of 2,000,000 warrants
  convertible to common stock
  upon exercise                                            --       1,400         --            --          --       1,400
Comprehensive income
  Translation adjustment                                   --          --        428            --          --         428
  Net loss                                                 --          --         --            --     (12,157)    (12,157)
                                                     --------    --------   --------      --------    --------    --------
Total comprehensive loss                                                                                           (11,729)
                                                                                                                  --------
Balance, December 31, 1998                           $    115      59,089       (108)          (86)    (58,748)        262
                                                     ========    ========   ========      ========    ========    ========

See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                          1998         1997        1996
                                                                          ----         ----        ----
Cash flows from operating activities:
  Net loss                                                              $(12,157)     (2,050)     (3,460)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
        Non-cash items:
         Depreciation and amortization                                     2,092       2,699       2,958
         Foreign currency transaction loss                                    --         (11)       (517)
         Deferred income tax expense (benefit)                               482        (306)        (37)
         Loss on disposal of property and equipment                            3           4          12
         Impairment of property and equipment                                815          --          --
         Amortization of premium on short and long-term investments           --          --         195
         Amortization of warrant value                                       372          --          --
         Return of common stock held in escrow                              (284)         --          --
         Non-cash charges                                                    204         188          96
         Gain on settlement                                                   --        (700)         --
  Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                   1,277         207        (460)
         Increase in prepaid expenses and other current assets              (343)       (461)        (22)
         Increase in  other assets                                          (348)        (68)       (179)
         Increase in accounts payable                                        162          66         590
         Increase (decrease) in accrued expenses                           3,034      (1,528)      2,271
         Increase (decrease) in deferred revenue                           1,583      (1,847)         30
         Increase (decrease) in  other liabilities                           158        (212)        502
                                                                        --------    --------    --------
                  Net cash provided by (used in) operating activities     (2,950)     (4,019)      1,979
                                                                        --------    --------    --------

Cash flows from investing activities:
  Decrease in restricted cash                                                460          --         317
  (Increase) decrease in cash in escrow                                       --       4,550      (4,550)
  Purchases of property and equipment                                     (2,391)     (3,281)     (1,815)
  Proceeds from disposal of property and equipment                            (3)         --          73
  Purchases of intangible assets                                              (4)        (22)        (31)
  Purchases of investments                                                    --          --      (5,409)
  Proceeds from maturities of investments                                     --       2,518       3,697
                                                                        --------    --------    --------
         Net cash provided by (used in) investing activities              (1,938)      3,765      (7,718)
                                                                        --------    --------    --------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                        548       2,398         660
  Payments on short-term borrowings                                           --      (5,401)     (5,130)
  Proceeds from borrowings of long-term debt                               5,000       5,000          --
  Principal payments on long-term debt                                      (464)     (5,203)     (1,014)
  Proceeds from stock options exercised and warrants issued                    1          82         113
  Payments received on employee stock purchase loans                          --          --           7
  Increase in note payable - related party                                    --          --          17
                                                                        --------    --------    --------
         Net cash provided by (used in) financing activities               5,085      (3,124)     (5,347)
                                                                        --------    --------    --------

Effect of exchange rate changes on cash                                     (417)       (152)        373
                                                                        --------    --------    --------

Decrease in cash and cash equivalents                                       (220)     (3,530)    (10,713)

Cash and cash equivalents, beginning of year                               6,925      10,455      21,168
                                                                        --------    --------    --------

Cash and cash equivalents, end of year                                  $  6,705       6,925      10,455
                                                                        ========    ========    ========

Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest                                                           $    977         769       1,005
     Income taxes                                                            570       1,093          57
                                                                        --------    --------    --------
   Noncash investing and financing activities:
     Unrealized gain on marketable debt securities                      $     --          --          95
                                                                        --------    --------    --------

See accompanying notes to consolidated financial statements.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

Organization:

      Chrysalis International Corporation, a Delaware corporation incorporated in 1988, (the "Company" ), formerly DNX Corporation ("DNX"), is an international contract research organization ("CRO") providing drug development services primarily to the pharmaceutical and biotechnology industries. The portfolio of drug development services includes transgenic discovery research, preclinical development and clinical capabilities. In addition, Chrysalis uses its proprietary transgenic and licensed gene targeting technology to provide services for its clients that require transgenic animal models in order to determine the function of human genes and identify therapeutic targets implicated in disease and for the evaluation of therapeutic lead compounds for further development. Chrysalis generates substantially all of its revenues from its drug development services.

      Chrysalis is also the exclusive commercial licensee of a U.S. patent covering DNA Microinjection technology, the process widely used in the pharmaceutical and biotechnology industries to develop transgenic animals. The Company utilizes this license for its drug development services and grants sublicenses for the use of this technology. These sublicenses entitle the Company to receive revenues consisting of fees and, in certain cases, royalties.

      On December 18, 1996, the Company issued 2,632,600 shares of Common Stock in connection with the acquisition by the Company of all of the outstanding capital stock of, or equity interests in, BioClin, Inc., a Delaware corporation, BioClin Europe AG, a Swiss corporation, BioClin GmbH, a German corporation, Kilmer N.V., a Netherlands Antilles corporation, and BioClin Institute of Clinical Pharmacology GmbH, a German corporation (collectively, the "BioClin Group"). This transaction was recorded using the "pooling-of-interests" method of accounting (note 6).

Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition:

      Revenues from services are generally recognized in accordance with the terms of the contract and in the periods in which the related services have been rendered and the related costs incurred. Revenue related to contract modifications is recognized after performance and when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the period in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in its entirety. Revenues earned but not billed as of a given date are reflected in the accompanying consolidated balance sheets as trade accounts receivable (note 7). Funds received that relate to future performance under service contracts are deferred and recognized as revenue when earned.

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

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents and short-term investments:

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, corporate obligations and U.S. Government obligations and are carried at cost, which approximates market value. Short-term investments consist primarily of U.S. Government and corporate obligations that mature in one year or less. The Company has both the intent and ability to hold its investments until maturity, and accordingly, all investments are carried at amortized cost.

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

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings (loss) per share:

      SFAS No. 128, "Earnings Per Share" (SFAS 128), was adopted by the Company on December 31, 1997. In accordance with the pronouncement, all prior year earnings per share data were restated upon adoption to conform to the new standards. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes potentially dilutive securities, including stock options, and is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if convertible securities, stock options and potentially dilutive securities were converted into common stock resulting in the issuance of common stock.

      In computing diluted earnings per share for the years ended December 31, 1998, 1997 and 1996, the denominator did not change from the computation of basic earnings per share, because the effect of including potential common shares in this calculation would be antidilutive. If the effect on diluted earnings per share had not been antidilutive, the denominator would have increased by 189,000, 339,000 and 561,000 shares for 1998, 1997 and 1996, respectively. This increase in shares represents the inclusion of stock options and warrants outstanding at December 31, 1998, 1997 and 1996 with an exercise price less than the average market price of Chrysalis' common stock during 1998, 1997 and 1996, respectively.

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

Stock Option Plans:

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. The Company has elected to remain on its current method of accounting, as described above, and has adopted the disclosure requirements of SFAS No. 123.

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

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income:

      On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Components of comprehensive income include net income (loss) and all other nonowner changes in equity such as the change in the cumulative translation adjustment. In accordance with SFAS No. 130, total comprehensive income (loss), is ($11,729,000), ($3,143,000), ($3,666,000) for the years ended
December 31, 1998, 1997 and 1996, respectively. The Company's total comprehensive income represents net income (loss) plus the change in the cumulative translation adjustment equity account for the periods presented.

Reclassification:

      Certain amounts contained in the 1996 and 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

New Accounting Pronouncements:

      In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for the accounting treatment of various costs typically incurred during the development or purchase of computer software for internal use. SOP 98-1 shall be effective for fiscal periods beginning after December 15, 1998. Application of SOP 98-1 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      In April 1998, The AcSEC issued Statement of Position 98-5, Reporting on the Costs of Start - Up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start - up and organization costs and requires such costs be expensed as incurred. SOP 98-5 shall be effective for fiscal periods beginning after December 15, 1998. Application of SOP 98-5 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

(2) Potential Merger

      On November 18, 1998, the Company executed an agreement and plan of merger (the "Merger Agreement") pursuant to which the Company will be acquired by Phoenix International Life Sciences Inc. ("Phoenix") pursuant to a merger of a wholly owned subsidiary of Phoenix with and into the Company (the "Merger"). Pursuant to the Merger, each outstanding share of the Company's Common Stock will be converted into Phoenix Common Shares and cash in lieu of fractional shares having a value, determined under the Merger Agreement, equal to approximately $0.71. Consummation of the Merger is subject to receipt of necessary regulatory approvals, a proxy solicitation to obtain the adoption of the Merger Agreement (and receipt of such adoption) by the Company's stockholders and other closing conditions, some of which are beyond the control of the Company and Phoenix.

      The Merger Agreement contains a number of covenants restricting the Company's ability to conduct its operations. These covenants include restrictions on the Company's ability to increase compensation to employees, make capital expenditures and enter into or amend real property leases.

      The merger agreement also requires the Company to pay to Phoenix a termination fee of $1.5 million if the Merger Agreement terminates under certain circumstances described in the Merger Agreement. These circumstances include the

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

failure of the Company's stockholders to adopt the Merger Agreement and certain bankruptcy or dissolution events involving the Company or its subsidiaries. There can be no assurance that the Merger will be consummated.

      The Company has expensed approximately $320,000 in "General, administrative and marketing expenses" in the fourth quarter of 1998 for professional fees incurred in connection with the Merger Agreement. Additionally, the Company anticipates incurring approximately $1,050,000 for professional fees in the period or periods prior to the consummation of the Merger.

(3) Restructuring of Clinical Operations

      In connection with the execution of the Merger Agreement, the Company agreed to shut down and discontinue providing clinical services in the United States and at several of its clinical operations in Europe. The Merger Agreement contemplates the shut down of the Company's clinical operations in Austin, Texas, Dusseldorf, Germany and Cham, Switzerland. As a result of these shut downs, the Company will no longer provide services for Phase I clinical studies and it will focus on providing services for any Phase II or Phase III clinical studies in Germany, Eastern Europe and Israel. The Company has implemented plans for shut downs in Dusseldorf, Germany, Austin, Texas and a significant downsizing of European Clinical operations which will be executed even if the Merger is not consummated. If the Merger is not consummated, the Company expects to continue to provide Phase II and Phase III clinical services focused on Eastern Europe and Israel, as well as in Western Europe on a significantly downsized basis. If the Merger is consummated, the Company's principal executive offices are also likely to be shut down.

      In connection with the restructuring of the clinical operations, $3,872,000 of costs were expensed in the fourth quarter of 1998. These restructuring expenses primarily consist of personnel related charges, provisions for real estate leases, write downs of certain fixed assets and other related expenses. See table below for further detail. In addition to the fourth quarter expense, the Company expects to incur approximately $825,000 at the time the merger is consummated primarily related to additional personnel related expenses and corporate office shut down expenses.

      Related expenses in connection with the restructuring of the clinical operations consists of the following:

                                                                      1998
                                                                      ----
                                                                 (in thousands)
Severance and related                                                $1,249
Lease termination                                                     1,211
Fixed asset impairment                                                  815
Other                                                                   597
                                                                     ------
                                                                      3,872

Paid (including asset write-down) as of December 31, 1998             1,110
                                                                     ------
Remaining costs to be paid                                           $2,762
                                                                     ======

      The total number of employees to be terminated, as a result of the restructuring is 75, of which 18 have been terminated as of December 31, 1998. The balance of the termination will occur by June 30, 1999.

(4) Forbearance Agreement

      At September 30, 1998 and at December 31, 1998 the Company failed to satisfy certain financial covenants contained in the loan agreement related to its senior secured term loan and, thus, was in default under the loan agreement. The amount outstanding under this loan was $4,687,500 at December 31, 1998. As a result of the default, the entire outstanding amount of the senior secured term loan is classified as a current liability at December 31, 1998. In connection with the execution of the Merger Agreement on November 18, 1998, the Company's senior secured lender (the "Bank"), the

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company and Phoenix executed a Forbearance Agreement, pursuant to which the Bank
(i) agreed not to accelerate the term loan or otherwise exercise its remedies with respect to the September 30 and December 31 defaults so long as the Merger is consummated by March 31, 1999 and the Company does not otherwise default on its obligations under the loan agreement and (ii) waived the principal payment due in December 1998. In connection with the Forbearance Agreement, Phoenix delivered to the Bank a guaranty of the Company's obligations to the Bank and a cash pledge to secure such guaranty. In addition, Phoenix obtained an option to purchase the Company's debt to the Bank.

(5) Liquidity

      The Company anticipates that its capital requirements through March 31, 1999 will include satisfying working capital needs, costs to shut down certain of its European and United States clinical operations, capital expenditures for its preclinical and transgenic businesses and meeting its principal and interest requirements under debt arrangements. Cash and cash equivalents (which was $6,705,000 as of December 31, 1998) and cash provided by operations is expected to fund certain of these cash requirements, including satisfying the outstanding balance of $2,931,000 as of December 31, 1998 under a line of credit with a Swiss bank. If the Forbearance Agreement does not terminate, the Company believes that it will have sufficient cash to continue to fund operating activities through March 1999. However, if the Forbearance Agreement terminates (because of an additional default by the Company under the loan agreement, a material breach by the Company or Phoenix of the Merger Agreement or termination of the Merger Agreement), the Company will not have sufficient cash to satisfy its obligations to its creditors and fund operating activities. There can be no assurance that the Forbearance Agreement will not terminate.

      As a result of these issues, the Company must consummate the Merger in a timely manner. While the Company has been exploring various strategic alternatives for some period of time, it now believes that an outright sale of the Company through a vehicle other than the Merger is unlikely. After evaluating a number of strategic alternatives with the assistance of Vector Securities International, Inc., the Company currently believes that the Merger Agreement offers the most viable solution to the Company's financial condition. There can be no assurance, however, that the Merger will be consummated in a timely manner. If the Company cannot consummate the Merger or otherwise resolve its liquidity constraints by March 31, 1999, the Company will likely not have sufficient liquidity both to operate its business and to satisfy its obligations to various lenders. In addition, if the Forbearance Agreement were to terminate, other of the Company's debt would also be in default. It is the intention of the Company to pursue alternatives outside of bankruptcy; however, alternative strategies may not be successful, and it is possible that the Company could be forced into bankruptcy by its creditors. In these circumstances, the Company would most likely seek reorganization under chapter 11 of the Bankruptcy Code. Although it would be the intention of the Company to seek reorganization under chapter 11 of the Bankruptcy Code, it currently believes that a successful reorganization would likely require a similar strategic transaction involving a sale of one or more of the Company's facilities or operations to generate a source of liquidity during any bankruptcy proceeding.

      The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net working capital deficiency and is in default of its debt covenants which raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(6) Merger with the BioClin Group

      On December 18, 1996, the Company issued approximately 2.6 million shares of its common stock in exchange for all of the outstanding common stock of the BioClin Group. The merger was accounted for as a pooling-of-interests and accordingly, the Company's consolidated financial statements were restated to include the accounts and operations of the BioClin Group for all periods prior to the merger. Separate net revenue, net income (loss) and related earnings
(loss) per share amounts of the merged entities are presented in the following table. In addition, the table includes unaudited pro forma net income (loss) and earnings (loss) per share amounts that reflect the elimination of the nonrecurring business combination costs in 1996.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                          1996
                                                                          ----
                                                          (in thousands, except per share data)
Net revenue
         DNX (predecessor of Chrysalis)                                $ 29,604
         BioClin Group                                                   11,883
                                                                       --------
          Total                                                        $ 41,487
                                                                       ========

Net income (loss)
         DNX (predecessor of Chrysalis)                                $    474
         BioClin Group                                                     (285)
                                                                       --------
         Proforma net income (loss)                                         189
         Merger costs                                                    (3,649)
                                                                       --------
         Net income (loss), as reported                                $ (3,460)
                                                                       ========

Diluted Earnings (loss) per share
         As reported                                                   $  (0.31)
         Pro forma                                                         0.02

      In connection with the merger, $3.6 million of business combination costs and related expenses were incurred and expensed in the fourth quarter of 1996. The business combination costs and expenses primarily consisted of legal, accounting, and investment banking fees, expenses related to creating and promoting the new company name and other related expenses.

(7) Trade Accounts Receivable

      Trade accounts receivable as of December 31, 1998 and 1997 consist of the following:

                                                             1998          1997
                                                             ----          ----
                                                                (in thousands)
Trade accounts receivable--billed                           $7,180         6,500
Trade accounts receivable--unbilled                          1,848         3,310
                                                            ------        ------
                                                             9,028         9,810
Less: allowance for doubtful accounts                          262           141
                                                            ------        ------
                                                            $8,766         9,669
                                                            ======        ======

      Trade accounts receivable--unbilled relates to revenues earned on commercial services when the related services have been rendered and costs incurred, but which were not billed to the customer as of the end of the reporting period. At December 31, 1998 and 1997, there were no prerequisites for billing such unbilled trade accounts receivable.

(8) Supplemental Balance Sheet Information

      Accrued expenses as of December 31, 1998 and 1997 consist of the following:

                                                              1998          1997
                                                              ----          ----
                                                                 (in thousands)
Payroll and fringe benefits                                  $2,284        2,735
Value-added taxes                                             1,036          605
Investigator payment and contract expenses                      664          575
Restructuring costs                                           2,762           --
Other                                                         2,148        1,652
                                                             ------       ------
                                                             $8,894        5,567
                                                             ======       ======

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Property and Equipment

      A summary of property and equipment as of December 31, 1998 and 1997 is as follows:

                                                                1998      1997
                                                                ----      ----
                                                                 (in thousands)
Land                                                          $   546        501
Buildings and improvements                                     12,725     11,620
Leasehold improvements                                            746        837
Laboratory equipment                                            8,646      7,497
Office and computer equipment, software and furniture           5,410      6,379
                                                              -------    -------
                                                               28,073     26,834
Less accumulated depreciation and amortization                 12,387     11,707
                                                              -------    -------
                                                              $15,686     15,127
                                                              =======    =======

(10) Intangible Assets

      Intangible assets consist of the following components at December 31, 1998 and 1997:

                                                             1998           1997
                                                             ----           ----
                                                                (in thousands)
Costs in excess of net assets acquired                      $1,055           983
Licensed technology                                             61            61
Patent application costs                                        96            91
                                                            ------        ------
                                                             1,212         1,135
Less accumulated amortization                                  403           330
                                                            ------        ------
                                                            $  809           805
                                                            ======        ======

(11) Short-Term Borrowings

      To support operations in France, the Company has lines of credit and overdraft privileges with French banks in the aggregate amount of 10.5 million French Francs ($1,876,000 at the exchange rates in effect on December 31, 1998). At December 31, 1998 and 1997 there were no outstanding borrowings under these credit facilities.

      To support its European clinical operations, the Company has a line of credit arrangement with a Swiss bank totaling $3,000,000. The clinical operation's trade accounts receivable and a guarantee by the Company secures this line. The amount outstanding under this line of credit was approximately $2,931,000 and $2,377,000 at December 31, 1998 and 1997, respectively.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Long-Term Debt

      Long-term debt consists of the following components at December 31, 1998 and 1997:

                                                                                  1998       1997
                                                                                  ----       ----
                                                                                   (in thousands)
Term loan with a large commercial bank bearing interest at the prime rate plus
  1.0% (9.25% and 9.5% as of December 31, 1998 and 1997)with interest payable monthly, and principal payable in
  quarterly installments beginning September 1998                                $ 4,688     5,000
Note payable to MDS Inc. bearing interest at 6.0%
  with interest payable semi annually and the principal
  payable March 16, 2001                                                           3,973        --
Mortgage with a commercial bank, bearing interest
  at the prime rate plus 1.5% (9.25% as of December 31,
  1998) due in monthly installments through 2009                                   1,270     1,348
Mortgage with a Pennsylvania state agency, bearing
  interest at 2%, due in monthly installments
  through 2009                                                                       900       975
Obligation under capital lease                                                        --         6
                                                                                 -------   -------
                                                                                  10,831     7,329
Less: Current portion                                                              4,821       768
                                                                                 -------   -------
                                                                                 $ 6,010     6,561
                                                                                 =======   =======

      Future principal maturities of long-term debt at December 31, 1998 are as follows:

                                                                  (in thousands)
         1999                                                         4,821
         2000                                                           158
         2001                                                         5,168
         2002                                                           178
         2003                                                           202
         Thereafter                                                   1,331
         Less unamortized warrant value                              (1,027)
                                                                    -------
                                                                    $10,831
                                                                    =======

      In December 1992, the Company acquired preclinical operations in France. Included in the purchase price were promissory notes having an aggregate principal amount of $7,000,000 (the "Notes"). The unpaid principal balance on the Notes as of December 31, 1996 of $5,000,000 was paid-off in August 1997. In the third quarter of 1997, the Company refinanced this debt by obtaining a five year $5,000,000 term loan from a large commercial bank, with the principal payable in quarterly installments beginning September 1998. This loan is secured by substantially all of the Company's domestic assets, including the capital stock of its subsidiaries. The Company was in default at December 31, 1998 under certain financial covenants set forth in the credit agreement with respect to this term loan and accordingly the outstanding amount of this note amounting to approximately $4,688,000 is classified as current. See also footnote (4) "Forebearance Agreement".

      On March 16, 1998, the Company issued, in exchange for $5,000,000 cash, a subordinated note and a warrant to purchase 2,000,000 shares of Common Stock for $2.50 per share to a wholly - owned subsidiary of MDS Inc. ("MDS"). The terms of the subordinated note provide for semi - annual interest payments with the aggregate principal amount of $5.0 million payable on March 16, 2001. The note is subordinate to certain outstanding indebtedness of the Company, including its existing bank debt and mortgages. In addition, the principal amount of the note may, at the option of the holder, be satisfied by issuance of shares of Common Stock in accordance with the terms of the warrant. The Company will also incur non-cash charges to interest expense over the life of the note related to the amortization of the value of the warrants. The value of the warrants was determined based upon the relative fair values of the two securities at the time of issuance. As of December 31, 1998, the unamortized value of the warrants was $1,027,000. When considering the amortization of the warrant value, the effective interest rate on this note payable is approximately 15%.

      In connection with its U.S. facility, the preclinical business secured (i) a $1,500,000, 15-year mortgage with a bank, which originally required cash collateral of $180,000, and (ii) a $1,200,000, 15-year mortgage from a Pennsylvania agency,

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which required cash collateral of $450,000. These two loans are also secured by mortgages on the property acquired. As a result of achieving certain financial covenants, the cash collateral on the mortgage loan with the bank was released in 1995. The cash collateral on the mortgage with the Pennsylvania agency was classified as restricted cash as of December 31, 1997. Upon the achievement of certain financial milestones in 1998, this $450,000 of cash collateral was released. Additionally, the favorable interest rate on the mortgage with the Pennsylvania agency is subject to change upon review by the agency of certain future conditions.

(13) Stockholders' Equity

Warrants:

      In March 1998, in conjunction with the $5.0 million subordinated debenture with a wholly-owned subsidiary of MDS, the Company issued a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share. The warrant is currently exercisable. It will expires in March 2001 or, if the Merger is consummated, on the day before the Merger.

(14) Stock Option Plans

      The Company maintains three stock incentive plans, the 1988 Stock Plan, the 1991 Stock Option Plan and the 1996 Stock Option Plan, (the Plans), which provide for the granting of options to officers, directors, employees and consultants at an option price equal to or above the fair market value of such common shares at the date of grant. The Plans provide for an aggregate of 2,460,250 options to be granted. The options are exercisable for a period of ten years after the date of grant and generally vest over a four-year period. The weighted average exercise price of the options granted under these plans was $3.40, $3.91 and $3.75 per share at December 31, 1998, 1997 and 1996, respectively.

      A summary of activity under the Plans for the years ending December 31, 1998, 1997 and 1996 are as follows:

                                                   Common stock options
                                                        outstanding
                                                        -----------
                                                  Shares       Price per share
                                                  ------       ---------------
Balance, December 31, 1995                     1,603,394      $  0.40 - 7.25

  Granted                                        473,150         4.44   - 7.25
  Exercised                                     (101,650)        0.40   - 6.00
  Canceled                                       (50,131)        2.50   - 6.50
                                                --------

Balance, December 31, 1996                     1,924,763         0.40 - 7.25

  Granted                                        123,000         3.44   - 5.50
  Exercised                                      (26,006)        0.50   - 4.75
  Canceled                                       (96,582)        2.50   - 6.00
                                               ---------

Balance, December 31, 1997                     1,925,175         0.40   - 7.25
                                               ---------

  Granted                                        481,915         1.13   - 2.98
  Exercised                                       (2,864)                 0.40
  Canceled                                      (344,375)        3.50   - 7.25
                                              -----------

Balance, December 31, 1998                     2,059,851         0.40   - 7.25
                                               =========

Shares exercisable at December 31, 1998        1,955,801
                                               =========

      In June 1998, the Company authorized the repricing of potentially 524,000 stock options, held by non-officer employees, under the Company's 1991 and 1996 Stock Option Plans. The repricing excluded officers, directors and all non-employee option holders. This repricing, with the agreement of the affected employees, was a 2 for 1 exchange in option shares. Pursuant to the repricing 208,100 options were repriced at $1.6875, the fair value at the date of the repricing, resulting in 104,050 new options. One-half of these options will vest one year after the date of the agreement and the remaining one-half will vest daily for a period of one year beginning June 25, 1999.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company applies APB Opinion No. 25 in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                         1998           1997          1996
                                         ----           ----          ----
                                                   (in thousands)
      Net income (loss)
           As reported               $  (12,157)   $   (2,050)  $   (3,460)
           Pro forma                    (13,233)       (2,669)      (3,827)

      Loss per share:
           As reported               $    (1.06)   $    (0.18)  $    (0.31)
           Pro forma loss per share       (1.15)        (0.23)       (0.34)

      The pro forma net income (loss) reflects only the options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the option's vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

      For purposes of pro forma disclosure requirements under SFAS No. 123, the weighted average fair values of stock options granted during 1998, 1997 and 1996 were $1.91, $3.11 and $2.77 per share respectively. Such fair values are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: in 1998, dividend yield of 0%; expected volatility of 75%; risk-free interest rates of 5.28%; and expected lives of 7 years. In 1997 the assumptions were: dividend yield of 0%; expected volatility of 66%; risk-free interest rates of 6.25%; and expected lives of 7 years. In 1996 the assumptions were dividend yield of 0%; expected volatility of 35%; risk-free interest rates of 7%; and expected lives of 7 years.

      Summary information about the Company's stock options outstanding at December 31, 1998:

                                    Options Outstanding                                   Options Exercisable
                       -----------------------------------------------------       --------------------------------
       Range             Number          Weighted-Avg.                               Number
        of             Outstanding         Remaining           Weighted-Avg.       Exercisable        Weighted-Avg.
  Exercise Price       at 12/31/98     Contractual Life       Exercise Price       at 12/31/98       Exercise Price
  --------------       -----------     ----------------       --------------       -----------       --------------
    $ 0.40-0.50          229,143              0.62                $ 0.41              229,143            $ 0.41
      1.13-1.69          460,300              9.50                  1.63              356,250              1.61
      2.50-3.88          487,472              5.50                  3.22              487,472              3.22
      4.00-5.00          484,186              5.66                  4.53              484,186              4.53
      5.06-7.25          398,750              6.51                  5.68              398,750              5.68
                       ---------                                                    ---------
                       2,059,851                                                    1,955,801
                       =========                                                    =========

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Income Taxes

      Income tax expense (benefit) attributable to the net income (loss) consists of the following during the years ended December 31, 1998, 1997 and 1996:

                                             1998           1997           1996
                                             ----           ----           ----
                                                       (in thousands)
Current
  U.S. Federal                              $  --             --             --
  State and local                              --             --             --
  Foreign                                     121            756            514
                                            -----          -----          -----
                                              121            756            514
                                            -----          -----          -----
Deferred
  U.S. Federal                                 --             --             --
  State and local                              --             --             --
  Foreign                                     595           (516)           (37)
                                            -----          -----          -----
                                              595           (516)           (37)
                                            -----          -----          -----
                                            $ 716            240            477
                                            =====          =====          =====

      Income tax expense (benefit) attributable to the net income (loss) for the years ended December 31, 1998, 1997 and 1996 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the income (loss) before income tax expense (benefit) as a result of the following:

                                                     1998        1997      1996
                                                     ----        ----      ----
                                                           (in thousands)
Computed "expected" income tax expense (benefit)   $(3,890)      (615)    (1,014)
Increase (reduction) in income taxes resulting
  from:
  Change in the beginning-of-the-year balance
    of the valuation allowance  for Federal
    deferred tax assets allocated to income
    tax expense                                      4,129        326        206
  Nondeductible reorganization expenses                 --         --      1,241
  Foreign tax rate differential                        479        499         82
  Changes in enacted tax rates                          --         30         --
  Alternative minimum taxes                             --         --         --
  Other, net                                            (2)        --        (38)
                                                   -------    -------    -------

                                                   $   716        240        477
                                                   =======    =======    =======

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                              1998         1997
                                                              ----         ----
                                                               (in thousands)
Deferred tax assets:
  Retirement indemnities                                   $     --         192
  Property and equipment                                        982          --
  Intangible assets                                             392          --
  Other                                                          55         139
  Deferred revenue                                              752         288
  Accrued expenses                                              645         223
  Capitalized research and development costs                    525         643
  Net operating loss carryforwards                           14,375      13,547
  Tax credit carryforward                                     2,932       3,179
                                                           --------    --------
         Total gross deferred tax assets                     20,658      18,211
  Less valuations allowance                                  20,658      17,803
                                                           --------    --------
         Net deferred tax assets                                 --         408
                                                           --------    --------

Deferred tax liabilities:
  Property and equipment, principally due to allocation
    of the purchase price of the French operation and
    differences in depreciation and capitalized interest     (1,736)     (1,259)
  Other                                                         (96)       (387)
                                                           --------    --------
         Total gross deferred liabilities                    (1,832)     (1,646)
                                                           --------    --------

         Net deferred tax liability                        $ (1,832)     (1,238)
                                                           ========    ========

      The valuation allowance for deferred tax assets as of January 1, 1995 was $17,197,000. The net change in the total valuation allowance for the years ended December 31, 1998, 1997 and 1996 were increases of $3,181,000, $326,000, and
$206,000, respectively.

      At December 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $34,873,000 which are available to offset future Federal taxable income, if any, through 2012.

      The Company also has research and development tax credit carryforwards of approximately $2,932,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any, through 2012. The Company has alternative minimum tax credit carryforwards of approximately $164,000 for federal income tax reporting purposes which are available to reduce federal income taxes, if any. These tax credits have an unlimited carryforward period.

(16) Related Party Transactions

Note Payable - Related Party:

      As of December 31, 1998 and 1997, the Company owed approximately $319,000 and $291,000, respectively, to a relative of a former officer and major shareholder. The note payable bears interest at a rate of 6.75%, is unsecured, and due the earlier of October 29, 1999 or consummation of sale, merger, reorganization or other arrangement resulting in a change of control of the Company. Amounts outstanding as of December 31, 1998 and 1997 include accrued interest of approximately $9,400 and $17,000, respectively.

Indemnification by certain stockholders:

      Pursuant to the acquisition agreement related to the acquisition of the Bioclin Group (note 6), certain stockholders indemnify the Company for certain named litigation costs. As a result of this indemnification, the Company established a receivable due from the stockholders in the amount of $284,000 as of December 31, 1997 payable in Common Stock at $5.0625 per share, the closing price at December 18, 1996. In November of 1998 this receivable was satisfied by the delivery and retirement of 56,851 shares of common stock to the Company.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Commitments and Contingencies

      The Company leases office and laboratory facilities and equipment under various noncancellable operating lease agreements. In September 1998, the Company entered into an operating lease for a facility under construction for its Transgenics business. The new lease is expected to commence during the summer of 1999 and will have a ten year term. The following table includes an estimate of this annual lease commitment. Future minimum rental commitments for the next five years as of December 31, 1998 on the aforementioned operating leases are as follows:

                                                                     Operating
                                                                      Leases
                                                                      ------
                                                                  (in thousands)
1999                                                                 $ 1,693
2000                                                                   1,579
2001                                                                     996
2002                                                                     843
2003                                                                     784
Thereafter                                                             4,994
                                                                      ------
Total minimum lease payments                                        $ 10,889
                                                                      ======

Rental expense aggregated $1,853,000, $1,493,000, and $1,312,000 in 1998, 1997
and 1996, respectively.

(18) Employee Benefits

Pension Plans:

      The clinical business maintains a pension plan for its key management employees in Europe, one of whom is also a major shareholder. The plan provides benefits based upon age, years of service, and remuneration. The plan is an unfunded book reserve plan. Expenses for this plan totaled approximately $0, $158,000, and $104,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      Most retirement benefits in France are paid out under the auspices of a government-sponsored defined contribution retirement plan. Under the terms of labor agreements, however, employees are entitled to an additional lump sum payment at retirement provided they are still employed by the French preclinical operation at their normal retirement date.

      Net periodic pension cost, related to the French preclinical operations, for 1998, 1997 and 1996 includes the following components:

                                                          1998     1997     1996
                                                          ----     ----     ----
                                                              (in thousands)
Service costs-benefits earned during the period          $ 198       32       34
Interest cost on projected benefit obligation              165       26       25
Net amortization and deferral                             (140)     (18)      25
                                                         -----    -----    -----
         Net periodic pension cost                       $ 223       40       84
                                                         =====    =====    =====

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The present value of benefit obligations and the funded status of the French preclinical operation's retirement indemnities recognized in the Company's consolidated balance sheets as of December 31, 1998 and 1997 are as follows:

                                                                   1998     1997
                                                                   ----     ----
                                                                   (in thousands)
Actuarial present value of accumulated benefit
obligations (no amounts are vested)                                $490      418
Additional amounts related to salary increases                       40       38
                                                                   ----     ----
  Total projected benefit obligation                                530      456
                                                                   ----     ----
Plan assets at fair value                                            --       --
  Accrued pension cost                                             $530      456
                                                                   ====     ====

      Assumptions used in the actuarial computations for 1998, 1997 and 1996 are as follows:

                                                      1998        1997        1996
                                                      ----        ----        ----
Discount rate                                         5.0%        6.0%        6.0%
Rate of compensation increases                        2.5%        2.0%        2.0%

Profit-sharing of the operations in France:

      Profit-sharing is a requirement under French law. The payments are made to employees after a period of 5 years unless certain conditions are met and payment can be made earlier. During 1998, 1997 and 1996, profit sharing costs aggregated $0, $199,000 and $181,000, respectively.

Savings Plan:

      The Company has an employee savings plan ("Savings Plan"), that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective May 1, 1993, the Company amended the Savings Plan to provide for a Company match of 50% of each employee's contributions with newly issued common stock of the Company. For the years ended December 31, 1998, 1997 and 1996, the Company issued 141,328, 45,037 and 18,065 shares of common stock, respectively, to participants in the Savings Plan. Charges to operations for the years ended December 31, 1998, 1997 and 1996 aggregated $204,000, $188,000 and $95,000, respectively, under this plan.

(19) Legal Proceedings

      In the ordinary course of business, the Company is involved in certain legal actions. In the opinion of management, based upon the advice of counsel, the resolution of these legal matters will not have a material effect upon the Company or its financial condition.

      In 1995, the Company terminated its relationship with the Virginia Commonwealth University (VCU), which performed Phase I and analytical services on behalf of the Company in the United States. The Company signed a settlement agreement with VCU in the third quarter of 1997 that was significantly less than the recorded liability. This action resulted in a book gain of $700,000, which was recorded in other income in the third quarter of 1997.

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Geographical Segment, Business Segment and Customer Information

Geographical segment information:

      The Company operates in two geographic areas. Information on the Company's geographic operations is set forth in the table below.

                                                 1998         1997         1996
                                                 ----         ----         ----
                                                        (in thousands)
Net revenues:
  United States operations                     $15,386       15,520       13,165
  International operations                      23,998       26,778       28,322
                                               -------      -------      -------
         Total net revenues                    $39,384       42,298       41,487
                                               =======      =======      =======

Identifiable assets:
  United States operations                     $ 9,566       11,017        9,388
  International operations                      22,678       19,839       24,129
  General corporate                              2,337        4,384       14,426
                                               -------      -------      -------
         Total identifiable assets             $34,581       35,240       47,943
                                               =======      =======      =======

Business segment information:

      The Company has three reportable segments: Transgenics, Preclinical and Clinical services. Transgenic services include the use of transgenic laboratory animal model technology as a tool to improve drug discovery programs. Preclinical services include a broad range of preclinical drug development services that provide a majority of the preclinical testing requirements necessary to secure FDA (U.S.), EC (Europe) and MHW (Japan) approval to initiate human clinical trials. Clinical services include clinical trial management services, clinical data management and biostatistical services, and product registration and regulatory services.

                                                1998         1997         1996
                                                ----         ----         ----
                                                        (in thousands)
Net Revenues:
  Transgenics                                $  4,735        2,066        1,150
  Preclinical                                  25,422       25,192       27,940
  Clinical                                      8,361       14,244       11,883
  Licensing/Other                                 866          796          514
                                             --------     --------     --------
         Total net revenues                  $ 39,384       42,298       41,487
                                             ========     ========     ========

Operating Income (loss):
  Transgenics                                $    811         (386)        (433)
  Preclinical                                     444          424        1,606
  Clinical                                     (9,464)      (1,123)      (1,415)
  Licensing/Other                              (2,240)      (1,115)      (3,483)
                                             --------     --------     --------
         Total operating loss                $(10,449)      (2,200)      (3,725)
                                             ========     ========     ========

Identifiable assets:
  Transgenics                                $  2,726        2,445          745
  Preclinical                                  24,418       20,895       25,430
  Clinical                                      5,100        7,516        7,342
  Licensing/Other                               2,337        4,384       14,426
                                             --------     --------     --------
         Total identifiable assets           $ 34,581       35,240       47,943
                                             ========     ========     ========

              CHRYSALIS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer information:

      For the year ended December 31, 1998 net revenues from one customer aggregated approximately $5,166,000 or 13% of the Company's total net revenues. For the year ended December 31, 1997 net revenues from one customer aggregated approximately $9,537,000 or 23% of the Company's total net revenues. For the year ended December 31, 1996, net revenues from one customer aggregated approximately $5,021,000 or 12% of the Company's total net revenues.

(21) Disclosure About Fair Value of Financial Instruments

Cash and cash equivalents, short-term investments, trade accounts receivable, accrued interest receivable, restricted cash, accounts payable, and accrued expenses:

      The carrying amount approximates fair value because of the short term maturity of these instruments.

Long-term debt:

      The carrying amount of long-term debt with variable interest rates approximates fair value due to its variable nature. The fair value of long-term debt with fixed interest rates is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of long-term debt with fixed interest rates aggregated $900,000 and $975,000 while the fair value approximated $601,000 and $605,000 as of December 31, 1998 and 1997, respectively.

CHRYSALIS INTERNATIONAL CORPORATION
FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and Qualifying Accounts



FISCAL YEAR ENDED DECEMBER 31, 1996

     Col. A             Col. B           Col. C             Col. D      Col. E
----------------    -------------  ----------------       ----------  ----------
                    Balance at            Additions        Deductions Balance at
                     Beginning           (1)           (2)             Beginning
                     of Period    Charged to    Charged to             of Period
                                   Costs and         Other
                                    Expenses      Accounts

--------------------------------------------------------------------------------

Allowance for
Doubtful Accounts   $ 55,000          75,000                           $130,000

--------------------------------------------------------------------------------




FISCAL YEAR ENDED DECEMBER 31, 1997

     Col. A             Col. B           Col. C             Col. D      Col. E
----------------    -------------  ----------------       ----------  ----------
                    Balance at            Additions        Deductions Balance at
                     Beginning           (1)           (2)             Beginning
                     of Period    Charged to    Charged to             of Period
                                   Costs and         Other
                                    Expenses      Accounts
--------------------------------------------------------------------------------

Allowance for
Doubtful Accounts    $130,000         11,000                            $141,000

--------------------------------------------------------------------------------



FISCAL YEAR ENDED DECEMBER 31, 1998
     Col. A             Col. B           Col. C             Col. D      Col. E
----------------    -------------  ----------------       ----------  ----------
                    Balance at            Additions        Deductions Balance at
                     Beginning           (1)           (2)             Beginning
                     of Period    Charged to    Charged to             of Period
                                   Costs and         Other
                                    Expenses      Accounts

--------------------------------------------------------------------------------

Allowance for
Doubtful Accounts    $141,000        121,000                           $262,000

--------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Chrysalis has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHRYSALIS INTERNATIONAL CORPORATION


                             By: /s/ John G. Cooper
                                 -----------------------------------------------
                                 John G. Cooper
                                 Senior Vice President, Chief Financial Officer, Treasurer and Secretary

                                 Date: March 31, 1999

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*Paul J. Schmitt          Chairman of the Board, President and    March 31, 1999
------------------------  Chief Executive Officer (Principal
Paul J. Schmitt           Executive Officer), Director


/s/ John G. Cooper        Senior Vice President, Chief Financial  March 31, 1999
------------------------  Officer, Treasurer and Secretary
John G. Cooper            (Principal Financial Officer and
                          Principal Accounting Officer)


* Jack Barbut             Director                                March 31, 1999
------------------------
Jack Barbut

                          Director
------------------------
J. Christian Jensen

* Desmond H. O'Connell    Director                                March 31, 1999
------------------------
Desmond H. O'Connell

* Photios T. Paulson      Director                                March 31, 1999
------------------------
Photios T. Paulson

* Barry M. Sherman        Director                                March 31, 1999
------------------------
Barry M. Sherman

                          Director
------------------------
W. Leigh Thompson

*John G. Cooper, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and Directors of Chrysalis pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ John G. Cooper
----------------------------------
John G. Cooper, Attorney-in-Fact

                                  EXHIBIT INDEX

2.    Plan of Acquisition, Reorganization, etc.

        (i) Agreement and Plan of Merger, dated November 18, 1998, among Chrysalis, Phoenix International Life Sciences Inc. ("Phoenix") and Phoenix Merger Sub Corp. ("Merger Sub") is incorporated herein by reference to Exhibit 2.1 to Chrysalis' Current Report on Form 8-K dated November 18, 1998.

        (ii) Amendment No. 1 to Agreement and Plan of Merger, dated as of March 24, 1999, among Chrysalis, Phoenix and Merger Sub is filed herewith as Exhibit 2(ii).

        (iii) Form of Support/Voting Agreement, dated as of November 18, 1998, by and between Phoenix and each of the following: Jack Barbut, John G. Cooper, J. Chris Jensen, Lief Modeweg, Desmond H. O'Connell, Photios Paulson, Paul J. Schmitt, Barry M. Sherman,
                W. Leigh Thompson and Alec Hackel is incorporated herein by reference to Exhibit 99.2 to Chrysalis' Current Report on Form 10-K dated November 18, 1998.

3.    Articles of Incorporation and Bylaws

        (i) Third Amended and Restated Certificate of Incorporation of Chrysalis is incorporated herein by reference to Exhibit 3.1 to Chrysalis' Current Report on Form 8-K dated December 18, 1996.

        (ii) Third Amended and Restated Bylaws of Chrysalis is incorporated herein by reference to Exhibit 3.2 to Chrysalis' Current Report on Form 8-K dated December 18, 1996.

4.    Instruments defining the Rights of Security Holders, including Indentures

        (i) Rights Agreement between Chrysalis and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit to Chrysalis' Current Report on Form 8-K dated July 1, 1998.

        (ii) Amendment to Rights Agreement dated as of November 18, 1998 between Chrysalis and American Stock Transfer & Trust Company, as Rights Agent, is incorporated herein by reference to Exhibit
                4.1 to Chrysalis' Current Report on Form 8-K dated November 18, 1998.

        (iii) Stockholders' Agreement, dated as of December 18, 1996, among DNX Corporation, Dr. Gerald Rittershaus, as Trustee and Employee Trustee, Manfred Wissman, as Trustee, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen, Sherby N.V., Martha Lee Reynolds, Barry Dvorchik, Bettina Donhardt and Christine Dune-Kraatz is incorporated herein by references to Exhibit 2.4 to Chrysalis' Current Report on Form 8-K dated December 18, 1996.

10.   Material Contracts

        (i) *1998 Stock Plan of Chrysalis, as amended, is incorporated herein by reference to Exhibit 10(i) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (ii) *1991 Stock Option Plan of Chrysalis, as amended, is incorporated herein by reference to Exhibit 10(ii) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (iii) *1996 Stock Option Plan of Chrysalis is incorporated by reference to Appendix G to Chrysalis' Schedule 14A dated November 8, 1996.

        (iv) *Employment Agreement between Pharmakon Research International, Inc. and Leif Modeweg, dated as of June 28, 1993, is incorporated herein by reference to Exhibit 10(iv) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (v) *Employment Agreement between Chrysalis and John G. Cooper, dated May 29, 1996, is incorporated herein by reference to
                Exhibit 10(v) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

        (vi) *Amendment to Employment Agreement between Chrysalis and John G. Cooper, dated January 20, 1999, is filed herewith as Exhibit 10(vi).

        (vii) *Employment Agreement between Chrysalis and Paul J. Schmitt, dated June 2, 1995, is incorporated herein by reference to
                Exhibit 10.1 of Chrysalis' Quarterly Report on Form 10-Q for the period ended June 30, 1995.

        (viii) *Amendment to Employment Agreement between Chrysalis and Paul J. Schmitt, dated January 20, 1999, is filed herewith as Exhibit 10(viii).

        (ix) *Employment Agreement between Chrysalis and John Christian Jensen, dated December 18, 1996, is incorporated herein by reference to Exhibit 10(vii) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

        (x) *Agreement between Chrysalis Holding (Europe) AG and Dr. J. Christian Jensen regarding termination of employment, dated August 25, 1998, and related release, dated August 25, 1998 is filed herewith as Exhibit 10(x).

        (xi) *Employment Agreement between Chrysalis and Dr. Jack Barbut, dated December 18, 1996, is incorporated herein by reference to
                Exhibit 10(viii) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

        (xii) *Consulting Agreement between Chrysalis and Dr. Jack Barbut dated December 18, 1996, is incorporated herein by reference to
                Exhibit 10(ix) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

        (xiii) *Letter agreement, dated as of October 29, 1998, between Chrysalis and Dr. Jack Barbut is filed herewith as Exhibit 10(xiii).

        (xiv) Subordinated promissory note dated October 29, 1998 issued by Chrysalis to Dr. Jules Barbut is filed herewith as Exhibit 10(xiv).

        (xv) *Form of Individual Long Term Disability Policy of New England Mutual Life Insurance Company for Corporate Officers is incorporated herein by reference to Exhibit 10(vii) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xvi) Assignment Agreement between Genetic Engineering, Inc. and Chrysalis dated October 30, 1989, is incorporated herein by reference to Exhibit 10(viii) of Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xvii) License Agreement between Ohio University and DNX, Inc. dated June 13, 1985, as amended July 1, 1991, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to Chrysalis' Registration Statement on Form S-1 filed December 10, 1991 (Registration Statement No. 33-43553). Certain confidential information contained in such Exhibit 10.6 has been granted confidential treatment by the Commission on December 10, 1991.

        (xviii) Exclusive Worldwide License Agreement between Princeton
                University and DNX, Inc. dated December 22, 1987, as amended December 28, 1990, is incorporated herein by reference to
                Exhibit 10.7 to Amendment No. 3 to Chrysalis' Registration Statement on Form S-1 filed December 10, 1991 (Registration Statement No. 33-43553). Certain confidential information contained in such Exhibit 10.7 has been granted confidential treatment by the Commission on December 10, 1991.

        (xix) License Agreement between The Board of Trustees of the Leland Stanford Junior University and DNX, Inc. effective as of July 1, 1990, is incorporated herein by reference to Exhibit 10(x) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xx) Lease made as of August 28, 1991 between Richard J. Matthews and Sally G. Matthews and Pharmakon is incorporated herein by reference to Exhibit 10(xii) to Chrysalis' Annual Report on Form 10-K for the fiscal year December 31, 1995.

        (xxi) *Form of Indemnification Agreement between Chrysalis and its officers and directors is incorporated herein by reference to
                Exhibit 10(xiii) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxii) Agreement of Sale dated March 3, 1993 between Scranton Lackawanna Industrial Building Company and Pharmakon is incorporated herein by reference to Exhibit 10(xxxv) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxiii) Loan Agreement dated June 29, 1993 between First Eastern Bank,
                N.A. and Pharmakon is incorporated herein by reference to
                Exhibit 10(xxxvi) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxiv) Joint Venture Agreement, dated as of August 29, 1994 by and among DNX Biotherapeutics and Baxter Transplant Holdings, Inc. is incorporated herein by reference to Exhibit 10(xxxvii) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxv) Asset Transfer Agreement, dated as of August 29, 1994 by and among Chrysalis, DNX Biotherapeutics, Baxter Healthcare Corporation and Baxter Transplant Holdings, Inc. is incorporated herein by reference to Exhibit 10(xxxviii) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxvi) Guaranty Agreement (DNX), dated as of August 29, 1994 by and among Chrysalis, Nextran, Baxter Transplant Holdings, Inc., and Baxter Healthcare Corporation is incorporated herein by reference to Exhibit 10(xxxix) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxvii) Assignment and Assumption of Lease, dated August 29, 1994 by and among Chrysalis, DNX Biotherapeutics, Inc. and Baxter Transplant Holdings, Inc. is incorporated herein by reference to Exhibit 10(xl) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

       (xxviii) Agreement, dated October 8, 1996, between Chrysalis and Nextran is incorporated by reference to Exhibit 10(xxiv) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (xxix)  Intentionally omitted.

        (xxx) Loan Agreement, dated as of October 3, 1994 by and between Scranton Lackawanna Industrial Building Company and The Pennsylvania Industrial Development Authority is incorporated herein by reference to Exhibit 10(xliii) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxxi) Promissory Note in the principal amount of $1,200,000, dated as of October 3, 1994, made by Scranton Lackawanna Industrial Building Company to the order of The Pennsylvania Industrial Development Authority is incorporated herein by reference to
                Exhibit 10(xliv) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxxii) Consent, Subordination and Assumption Agreement, effective as of
                October 3, 1994 by Pharmakon and Scranton Lackawanna Industrial Building Company in favor of The Pennsylvania Industrial Development Authority is incorporated herein by reference to
                Exhibit 10(xlv) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

       (xxxiii) Loan Agreement, dated May 25, 1994 by and between Pharmakon and the Commonwealth of Pennsylvania, acting by and through the Department of Commerce is incorporated herein by reference to
                Exhibit 10(xlvi) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        (xxxiv) Purchase Agreement, dated as of September 23, 1995, by and among Transplant Acquisition Inc., Baxter HealthCare Corporation, DNX Biotherapeutics, Inc. and DNX Corporation is incorporated herein by reference to Exhibit 2.1 of Chrysalis' Current Report on Form 8-K filed on October 31, 1995.

        (xxxv) Amendment No. 1 to Purchase Agreement, dated as of September 29, 1995, by and among Transplant Acquisition Inc., Baxter HealthCare Corporation, DNX Biotherapeutics, Inc. and DNX Corporation is incorporated herein by reference to Exhibit 2.2 of Chrysalis' Current Report on Form 8-K filed on October 31, 1995.

        (xxxvi) Merger Agreement, dated as of August 19, 1996, among DNX
                Corporation, DNX Acquisition Corporation, Dr. Jack Barbut, Alec Hackel, Dr. John Christian Jensen, Sherby N.V. and BioClin, Inc. is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Chrysalis on August 19, 1996.

       (xxxvii) Share Exchange Agreement, dated as of August 19, 1996, among
                DNX Corporation, Mr. Manfred Wissman, as Trustee, Dr. Gerald Rittershaus, as Employee Trustee, Dr. Jack Barbut, Alex Hackel, Dr. John Christian Jensen, Bettina Donhardt, Christine Dune-Kraatz, BioClin GmbH, Kilmer N.V. and BioClin Europe AG is incorporated herein by reference to Exhibit 2.2 to Chrysalis' Current Report on Form 8-K filed on August 19, 1996.

        (xxxviii) Share Acquisition Agreement, dated as of August 19, 1996, among DNX Corporation, Dr. Gerald Rittershaus, as Trustee, Dr. Jack Barbut, Alex Hackel, Dr. John Christian Jensen and BioClin Institute of Clinical Pharmacology GmbH is incorporated herein by reference to Exhibit 2.3 to Chrysalis' Current Report on Form 8-K filed on August 19, 1996.

        (xxxix) Term Loan and Security Agreement, dated as of August 29, 1997, among Chrysalis, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A. is incorporated by reference to Exhibit 10(xxxv) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (xl) Promissory Note in the principal amount of $5,000,000, dated August 29, 1997, made by Chrysalis, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation and Chrysalis International Clinical Services Corporation, to the order if CoreStates Bank, N.A. is incorporated by reference to Exhibit 10(xxxvi) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (xli) Security Agreement, dated August 29, 1997, among Chrysalis, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A. is incorporated by reference to Exhibit 10(xxxvii) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (xlii) Stock Pledge Agreement, dated August 29, 1997, between Chrysalis and CoreStates Bank, N.A. is incorporated by reference to
                Exhibit 10(xxxviii) to Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (xliii) Collateral Agreement of Contracts, dated August 29, 1997, among
                Chrysalis, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A. is incorporated by reference to Exhibit 10(xxxix) to the Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (xliv) First Amendment to Term Loan and Security Agreement, dated September 24, 1997, among Chrysalis, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A. is incorporated by reference to Exhibit 10(xl) Chrysalis' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (xlv) Second Amendment to Term Loan, dated March 16, 1998, among Chrysalis, Chrysalis International Preclinical Services Corporation, Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A.

        (xlvi) Third Amendment to Term Loan and Security Agreement, dated March 20, 1998, among Chrysalis, Chrysalis International Preclinical Services Corporation,

                Chrysalis DNX Transgenic Sciences Corporation, Chrysalis International Clinical Services Corporation and CoreStates Bank, N.A.

        (xlvii) Forbearance Agreement, dated as of November 18, 1998, by and among Chrysalis, its subsidiaries named therein and First Union National Bank is incorporated herein by reference to Exhibit
                99.3 to Chrysalis' Current Report on Form 8-K dated November 18, 1998.

       (xlviii) [Intentionally Omitted].

        (xlix) Note and Warrant Purchase Agreement effective March 16, 1998, by and between Chrysalis and Pan Labs International, Inc. is incorporated by reference to Exhibit 7.2 to the Schedule 13D dated March 16, 1998 filed by MDS Inc., MDS Washington, Inc. and Pan Labs International, Inc. (the "MDS Schedule 13D").

        (l) 6% Subordinated Note of Chrysalis dated March 16, 1998 is incorporated by reference to Exhibit 7.3 to the MDS Schedule 13D.

        (li) Warrant Agreement effective March 16, 1998 by and between Chrysalis and Pan Labs International, Inc. is incorporated by reference to Exhibit 7.4 to the MDS Schedule 13D.

        (lii) Standstill and Confidentiality Agreement effective March 16, 1998, by and among Pan Labs International, Inc., MDS Inc. and Chrysalis is incorporated by reference to Exhibit 7.5 to the MDS
                Schedule 13D.

        (liii) Security Agreement delivered by Chrysalis to Pan Labs International, Inc. dated March 16, 1998 is incorporated by reference to Exhibit 7.6 to the MDS Schedule 13D.

        (liv) Agreement, dated as of November 16, 1998, among Chrysalis, MDS Inc. and Pan Labs International, Inc. is filed herewith as
                Exhibit 10(liv).

21.             Subsidiaries of Chrysalis is incorporated by reference to
                Exhibit 21 to Chrysalis' Annual Report on Form 10-K on the fiscal year ended December 31, 1997.

23.             Consent of Experts

                (i) The Consent of KPMG LLP regarding Chrysalis' Registration Statement on Form S-8 (File No. 33-49124) and Registration Statement on Form S-8 (File No. 33-70976) is attached hereto as Exhibit 23(i).

24.             Powers of Attorney are filed herewith as Exhibit 24.

27.             Financial Data Schedule

        *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.